Form 10-Q
period 1995-08-31
GREENTREE SOFTWARE INC
filed 1995-10-16
CIK 727063

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



(Mark One)
     /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended August 31, 1995

     / / Transition report under to Section 13 or 15(d) of the Securities Exchange Act

     For the transition period from _____________ to ____________ Commission File Number 0-11791

                            GREENTREE SOFTWARE, INC.
                 (Name of Small Business Issuer in its Charter)

             New York                                  13-2897997
--------------------------------          --------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)



       2801 Fruitville Road
             Suite 180
         Sarasota, Florida                                34237
--------------------------------          --------------------------------------
(Address of Principal Executive                         (Zip Code)
             Offices)


Issuer's Telephone Number, Including Area            (941) 954-2210
                                          --------------------------------------
Code:

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    /X/                         No  / /

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                             Outstanding at August 31, 1995
--------------------------------          --------------------------------------
    COMMON SHARES, PAR VALUE                           4,721,790 SHARES
         $.04 PER SHARE

--------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Company for which report is filed: Greentree Software, Inc. (the "Company")

                            GREENTREE SOFTWARE, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                                 AUGUST  31,           MAY 31,
                                                    1995                1995
                                                ------------      ------------
CURRENT ASSETS:
      Cash                                      $     32,524      $    157,621
      Certificates of deposit                           --             775,000
      Accounts receivable, net                        77,764            71,454
      Inventory                                       13,215            17,114
      Prepaid expenses                                15,755             8,280
                                                ------------      ------------
Total Current Assets                                 139,258         1,029,469

PROPERTY AND EQUIPMENT:
      Leasehold improvements                          33,205            33,205
      Furniture, fixtures, and equipment             449,494           449,494
                                                ------------      ------------
                                                     482,699           482,699
      Less:  Accumulated depreciation                286,853           271,684
                                                ------------      ------------
                                                     195,846           211,015

OTHER ASSETS
      Customer list (net of allowance)                56,005            60,004
      Deferred software development costs, net       534,674           513,382
      Security deposits                               32,055            32,055
      Other                                           70,672            56,877
                                                ------------      ------------
                                                     693,406           662,318
                                                ------------      ------------
TOTAL ASSETS                                    $  1,028,510      $  1,902,802
                                                ------------      ------------
                                                ------------      ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                          $    362,435      $    396,802
      Notes payable                                   --               775,000
      Accrued expenses                               481,682           252,828
      Deferred income                                169,567           174,341
                                                ------------      ------------
Total Current Liabilities                          1,013,684         1,598,971

TOTAL LIABILITIES                                  1,013,684         1,598,971

STOCKHOLDERS' EQUITY:

      Common Stock, $0.04 par value,
      authorized 6,250,000 shares,
      issued 4,750,474 and outstanding
      4,721,790                                      190,019           190,019
      Additional paid-in capital                  11,447,237        11,447,237
      Accumulated deficit                        (11,533,398)      (11,244,393)
                                                ------------      ------------
                                                     103,858           382,863
      Less:  28,684 treasury stock at cost           (89,032)          (89,032)
                                                ------------      ------------
                                                      14,826           303,831
                                                ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  1,028,510      $  1,902,802
                                                ------------      ------------
                                                ------------      ------------
See Notes to Unaudited Financial Statements.


                            GREENTREE SOFTWARE, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED
                                                 AUGUST  31,        AUGUST 31,
                                                    1995               1994
                                                ------------      ------------
NET SALES:
      Product                                   $     32,524        $  157,621
      Services                                        44,248            69,446
                                                ------------        ----------
                                                     108,771           136,935
COSTS AND EXPENSES
      Cost of sales                                   86,838           127,431
      Selling expenses                               164,702           186,084
      General and Administrative                     143,138           267,353
      Interest expense                                   744             8,160
                                                ------------        ----------
                                                     395,422           589,028
                                                ------------        ----------

Operating loss                                      (286,651)         (452,093)
                                                ------------        ----------

OTHER INCOME                                              46            10,556
                                                ------------        ----------

LOSS BEFORE INCOME TAXES                            (286,605)         (441,537)
                                                ------------        ----------

INCOME TAXES                                           2,400              --
                                                ------------        ----------

NET LOSS                                            (289,005)         (441,537)
                                                ------------        ----------
                                                ------------        ----------


LOSS PER SHARE
Net loss per common share                       $      (0.06)       $    (0.11)
                                                ------------        ----------
                                                ------------        ----------

Weighted average shares outstanding                4,721,790         4,197,729
                                                ------------        ----------
                                                ------------        ----------
See Notes to Unaudited Financial Statements.


                            GREENTREE SOFTWARE, INC.
                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                  For the Three Months Ended
                                                ------------------------------
                                                 August 31,        August 31,
                                                    1995              1995
                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                        $   (289,005)     $   (441,538)
Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:
      Depreciation and amortization                   19,168            21,752
      Amortization of deferred software costs         24,206            85,915
      Increase in reserve for bad debts               --                 2,591
      (Increase) in accounts receivable               (6,310)         (108,131)
      Decrease in inventories                          3,899            14,902
      (Increase) in prepaid expenses                  (7,475)          (23,466)
      (Increase)in other assets                      (13,795)              --
      Deferred software development costs            (45,498)         (167,893)
      Decrease in  security deposits                  --                 1,813
      (Decrease)in accounts payable                  (34,367)           (9,433)
      Increase (decrease)in accrued expenses         228,854           (84,522)
      Increase in deferred income                     (4,774)           85,398
                                                ------------      ------------
Cash used in operating activities                   (125,097)         (622,612)

CASH FLOW FROM INVESTING ACTIVITIES
      Retirement of certificate of deposit           775,000               --
      Additions to property and equipment             --               (55,040)
                                                ------------      ------------
      Cash provided (used) in investing
      activities                                    (775,000)          (55,040)

CASH FLOW FROM FINANCING ACTIVITIES
      Net proceeds from private placement             --               157,088
      Note payable reduction                        (775,000)              --
      Payment of capital lease obligations
      and other                                       --                (3,733)
                                                ------------      ------------
Cash (used) provided by financing activities        (775,000)          153,355

Increase (Decrease) in cash                          (125,097)         (524,297)
Cash balance - beginning                             157,621         1,068,235
                                                ------------      ------------
Cash balance - ending                           $     32,524      $    543,938
                                                ------------      ------------
                                                ------------      ------------
See Notes to Unaudited Financial Statements.

                                       -3-

                            GREENTREE SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 1995
                                   (UNAUDITED)

          1. BASIS OF PRESENTATION. In the opinion of the Company's management, the unaudited financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of the Company at August 31, 1995 and the results of its operations and cash flows for the three months ended August 31, 1995 and 1994.

          It is suggested that the unaudited financial statements and notes thereto in this Report be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995 (the "1995 Annual Report") which was previously filed.

          ACCOUNTS RECEIVABLE. As of August 31, 1995, the reserve for bad debts amounted to $11,683.

          DEFERRED SOFTWARE DEVELOPMENT COSTS. The Company is engaged in extensive research and development activities in the area of computer software. In accordance with generally accepted accounting principles, all costs incurred prior to determination of technological feasibility have been considered research and development and treated as a period cost and, accordingly, charged to operations. Once technological feasibility has been established, development costs, including improvements to existing products and certain new products, are capitalized and amortized over the estimated economic lives of the respective products. The Company has determined that the estimated useful life of the products is three years. For the three months ended August 31, 1995 and 1994, the Company capitalized $45,498 and $167,893, respectively, of deferred software development costs. Amortization changed to operations amounted to $24,206 and $85,195 for the three months ended August 31, 1995 and 1994, respectively.

          REVENUE RECOGNITION. The Company recognizes product revenue at the time products are shipped provided that no significant support obligations remain outstanding and collection of the resulting receivable is deemed probable by management. Insignificant support obligations remaining at the time of shipment are accrued. Service revenues are comprised primarily of revenues derived from maintenance agreements. Maintenance revenue is amortized over the maintenance period which is usually 12 months. Deferred revenue represents billings for maintenance in excess of revenue recognized. The Company recognizes revenue from a "site license" upon the acceptance of programs by the customer. Cost of sales expenses are predominantly associated with product sales and are nominal with respect to services.

          STATEMENTS OF CASH FLOWS. For the purposes of disclosure in the statements of cash flows, management treats liquid investments with maturities of three months or less to be cash equivalents.

          Interest paid during the three months ended August 31, 1995 and 1994, amounted to $744 and $8,160, respectively.

          EARNINGS PER SHARE. Earnings per Common Share is computed by dividing the net loss by the weighted average number of Common Shares outstanding during the period. For the three months ended August 31, 1995 and 1994, common stock options and warrants are anti-dilutive and not included in the weighted average of Common Shares used in determining pay share amounts.

          2. PRIVATE PLACEMENT. Effective October 17, 1995, the Company is entering into a Stock Purchase Agreement to sell 2,375,000 shares of Common Stock to one investor at $.40 per share. Additionally, the Company is engaged in a private placement to sell up to 5,125,000 additional shares at $
 .40 per share.

Item 2.   Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

FOR THE THREE MONTH ENDED AUGUST 31, 1995 VERSUS 1994

          Total sales for the three months ended August 31, 1995 were $108,771 compared to $136,935 for the three months ended August 31, 1994, reflecting a decrease of $28,164 or 20.1%. Product revenues for the three months ended August 31, 1995 were $64,523 compared to $67,489 for the three months ended August 31, 1994, a decline of $2,966 or 4.4%. Maintenance revenues were $42,248 in the three months ended August 31, 1995 compared to $54,481 for the three months ended August 31, 1994, a decrease of $12,233 or 22.4%. Training and other revenues were $2,000 for the three months ended August 31, 1995 versus $14,965 for the comparable period of 1994.

          Because of the problems the Company has experienced with the GT Purchase PRO product, sales of the Company's products and services have generally declined. A new version of the GT Purchase PRO product line is in process of development. As of October 6, 1995, the Company has received orders of approximately $140,000, has made proposals for product totaling approximately $810,000 and has had expressions of interest for GT Purchase
PRO from existing customers and prospects for approximately $1,500,000.

          There is no assurance that any of the potential customers with whom the Company is in the proposal stage or who have expressed interest in the product will purchase the GT Purchase PRO product.

          The cost of sales for the three months ended August 31, 1995 decreased from $127,431 in the three months ended August 31, 1994 to $86,838, a decrease of $40,593 or 31.9%. This decrease was due primarily to the reduction in the amortization of software development costs. On August 31, 1995, the Company had recorded approximately $534,700 of net costs associated with the ongoing developments of GT Purchase PRO. Management believes that these costs are recoverable with the expected increased sales of GT Purchase PRO; however, should revenues not increase to the levels expected by management, these amounts would have to be written down to their realizable values which could result in a material charge against earnings.

          Selling expenses for the three months ended August 31, 1995 were $164,702 compared with $186,084 for the prior year, a decrease of $21,382 or 11.5%. This increase was primarily due to decreased personnel costs and advertising and marketing costs.

          General and administrative expenses for the three months ended August 31, 1995 were $143,138 compared with $267,353 for the prior year, a decrease of $124,215 or 46.5%. The decrease was due primarily to staffing reductions.

          Interest expense for the three months ended August 31, 1995 was $774 compared with $8,160 for the prior year, a decrease of $7,386 or 90.5%. This decrease was the result of the liquidation of the Company's debt during the quarter.

          For the three months ended August 31, 1995, the Company reported a net loss of $289,005 (or $.06 per share) as compared to a net loss of $441,537 (or $.11 per share) for the prior year. This loss was caused by continued low sales volume (see comments above) but was reduced when compared to the prior year by decreased personnel costs and amortization of software development costs.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has a deficit in working capital of $874,426 at August 31, 1995 as compared to a deficit of $569,502 at May 31, 1995, a decrease in working capital of $304,924. The primary cause for the decrease in working capital was the loss for the quarter. Cash at August 31, 1995 was $32,524 compared to $157,621 on May 31, 1995, a decrease of $125,097. Accounts receivable increased $6,310 or 8.8% compared to May 31, 1995.

          The Company had no capital expenditures for the three months ended August 31, 1995 and $55,040 for the three months ended August 31, 1994.

          The Company was notified that it was not in full compliance with all requirements of the National Association of Securities Dealers, Inc. (the "NASD") for continued listing of the Common Shares in the NASDAQ System, particularly with respect to the minimum total assets, capital and surplus and bid price requirements. The Company met with representatives of the NASD on October 5, 1995 to discuss the Company's plan of operation to meet the requirements. On October 10, 1995, the NASD granted the Company's request to an exception to these requirements through November 30, 1995.

          The Company is engaged in raising up to $3 million through the sale of its common stock at $ .40 per share. Effective October 17, 1995 the company is entering into a stock purchase agreement to sell 2,375,000 shares of common stock and intends to receive $950,000 from this private placement shortly.

          If the Company completes the remainder of the private placement, The Company's projections reflect that it will be in full compliance with all NASD maintenance requirements through fiscal 1996; however, maintaining compliance assumes certain levels of revenue being achieved during the third quarter of 1996 and, if these levels are not achieved, there is a possibility that the Company may not be incompliance with certain of the maintenance criteria. If the Company does not complete the private place by November 30, 1995, or should the Company otherwise not be in compliance with the NASD maintenance criteria and is unable to cure any default within any allowable time frames that the NASD permits, the Common Shares would be subject to deletion from the NASDAQ System.

          If a deletion from the NASDAQ System thereafter occurred because of the Company's failure to comply with the NASD's maintenance criteria (after any period during which the NASD grants a temporary exemption), the Common Shares would continue to be traded in the over-the-counter market and reported in the NASD's OTC Bulletin Board or in the "pink sheets" as reported by the National Quotation Bureau, Inc. However, because the bid price of the Common Shares has been below $5.00 per share and if the bid price continues to be below $5.00 per share when the Common Shares are delisted from the NASDAQ System, the Common Shares, when recommended by a broker-dealer, will become subject to the limitations of Rule 15g-9 under the Exchange Act, which Rule imposes additional sales practices requirements on broker-dealers which sell the Common Shares to persons other than existing customers with a previous history of trading through such broker-dealer and institutional accredited investors asset forth in Rule 501(a) under the Securities Act. For transactions under Rule 15g-9, the broker-dealer must obtain information from the prospective purchaser as to his or her financial situation, investment experience and investment objectives and, based on such information, reasonably determine that transactions in the security is suitable for that person and that the prospective investor (or his or her independent advisor) has sufficient knowledge and experience in financial matters so as to be reasonably expected to be capable of evaluating the risks of transaction in such security. The broker-dealer must also receive the purchaser's written agreement to the transaction prior to the sale. Certain broker-dealers, particularly if they are market makers in the Common Shares, will have to comply with the disclosure requirements of Rules 15g-2, 15g-4, 15g-5 and 15g-6 under the Exchange Act. Consequently, Rule 15g-9 and these other Rules may adversely affect the ability of broker-dealers to sell the Common Shares if delisted.

          There is no assurance that the Company's projections as to an increase in sales and attaining profitability, as well as producing a positive cash flow, will be realized, or that financing will be available to meet working capital requirements if future sales projections are not attained or that the Company will make timely and effective expense reductions.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          See Note 3 to Unaudited Financial Statements in the Quarterly Report on Form 10-KSB for the year ended May 31, 1995, regarding status of a lawsuit instituted by one of the Company's former executives.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               On August 24, 1995, the Company filed a report on Form 8-K which is hereby included by reference

                                   SIGNATURES:


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GREENTREE SOFTWARE, INC.

                                         By:
                                            ----------------------------

October 13, 1995
                                       -10-