Form 10QSB
period 1995-11-30
GREENTREE SOFTWARE INC
filed 1996-01-16
CIK 727063

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB



(Mark One)
 [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended November 30, 1995

 [_]   Transition report under to Section 13 or 15(d) of the Securities Exchange
       Act

 For the transition period from _____ to _____

Commission File Number 0-11791

                            GREENTREE SOFTWARE, INC.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

           New York                                  13-2897997
------------------------------------     ------------------------------------
   (State or Other Jurisdiction          (I.R.S. Employer Identification No.)
  of Incorporation or Organization)

     2801 Fruitville Rd.
        Suite 180
       Sarasota, FL                                     34237
---------------------------------        ---------------------------------
  (Address of Principal Executive                    (Zip Code)
          Offices)



Issuer's Telephone Number, Including Area Code:     (941) 954-2210
                                                    --------------

                           201 Boston Post Road West
                                   Suite 201
                                  Marlboro, MA
                   ------------------------------------------
                 (Former Address of Principal Executive Offices)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes [x]                    No  [_]


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                        Outstanding at January 10, 1996
--------------------------------        -------------------------------------
  Common Shares, par value                      8,133,457 shares
     $.04 per share

================================================================================

PART I.  FINANCIAL INFORMATION

       Item 1. Financial Statements

            Company for which report is filed:  Greentree Software, Inc.
             (the "Company")

                           GREENTREE SOFTWARE, INC.
                                BALANCE SHEETS
                                  (Unaudited)

                                                                      November 30      May 31,
                                                                         1995           1995
     ASSETS
     ------
CURRENT ASSETS:
  Cash                                                              $      7,698   $    157,621
  Certificates of deposit                                                     --        775,000
  Accounts receivable, net                                               214,495         71,454
  Inventory                                                               12,499         17,114
  Prepaid expenses                                                        27,273          8,280
                                                                    ------------   ------------
Total Current Assets                                                     261,965      1,029,469


PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                      --         33,205
  Furniture, fixtures, and equipment                                     458,487        449,494
                                                                    ------------   ------------
                                                                         458,487        482,699
  Less:  Accumulated depreciation                                        289,857        271,684
                                                                    ------------   ------------
                                                                         168,630        211,015
OTHER ASSETS
  Customer list (net of allowance)                                        52,006         60,004
  Deferred software development costs, net                               700,085        513,382
  Security deposits                                                        8,341         32,055
  Other                                                                   70,466         56,877
                                                                    ------------   ------------
                                                                         830,898        662,318
                                                                    ------------   ------------
TOTAL ASSETS                                                        $  1,261,493   $  1,902,802
                                                                    ============   ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                  $    275,903       $396,802
  Notes payable                                                               --        775,000
  Accrued expenses                                                       487,979        252,828
  Deferred income                                                        192,094        174,341
                                                                    ------------   ------------
Total Current Liabilities                                                955,976      1,598,971

TOTAL LIABILITIES                                                        955,976      1,598,971

STOCKHOLDERS' EQUITY:
  Common Stock, $0.04 par value, authorized 15,000,000 shares, outstanding 6,066,006 at November 30, 1995, and 4,721,790
    at May 31, 1995                                                      243,788        190,019
  Additional paid-in capital                                          11,898,894     11,447,237
  Accumulated deficit                                                (11,748,133)   (11,244,393)
                                                                    ------------   ------------
                                                                         394,549        392,863
  Less:  28,684 treasury stock, at cost                                  (89,032)       (89,032)
                                                                    ------------   ------------
                                                                         305,517        303,831
                                                                    ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  1,261,493   $  1,902,802
                                                                    ============   ============
See Notes to Unaudited Financial Statements.

                           GREENTREE SOFTWARE, INC.
                           STATEMENT OF OPERATIONS
                           ------------------------
                                  (Unaudited)

                                        For The Three Months Ended   For The Six Months Ended
                                               November 30                 November 30
                                            1995          1994          1995          1994
                                        ------------  ------------  ------------  ------------
NET SALES
 Product                                $    87,025   $   145,391   $   151,548   $   212,879
 Services                                    46,915        70,367        91,163       139,813
                                        ------------  ------------  ------------  ------------
                                            133,940       215,758       242,711       352,692
                                        ------------  ------------  ------------  ------------

COSTS AND EXPENSES
 Cost of sales                               39,951       147,003       126,789       279,588
 Selling expenses                            96,798       289,891       261,500       470,821
 General and administrative                 211,937       201,295       355,075       468,648
 Interest expense                               -           9,011           744        17,171
                                        ------------  ------------  ------------  ------------
                                            348,686       647,200       744,108     1,236,228
                                        ------------  ------------  ------------  ------------
Operating loss                             (214,746)     (431,442)     (501,397)     (883,536)
                                        ------------  ------------  ------------  ------------
OTHER INCOME                                     12        14,224            58        24,780
                                        ------------  ------------  ------------  ------------
LOSS BEFORE INCOME TAXES                   (214,734)     (417,218)     (501,339)     (858,756)
                                        ------------  ------------  ------------  ------------
INCOME TAXES                                    -             -           2,400           -
                                        ------------  ------------  ------------  ------------

NET LOSS                                $  (214,734)  $  (417,218)  $  (503,739)  $  (858,756)
                                        ============  ============  ============  ============

LOSS PER SHARE
Net loss per common share               $     (0.04)  $     (0.10)  $     (0.10)  $     (0.20)
                                        ============  ============  ============  ============

Weighted average shares outstanding       5,235,311     4,205,664     4,975,697     4,201,675
                                        ============  ============  ============  ============

                           GREENTREE SOFTWARE, INC.
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (Unaudited)

                                                 For the Six Months Ended November 30
                                                        1995              1994
                                                 -----------------  -----------------
CASH FLOW FROM OPERATING ACTIVITIES
 Net loss                                         $      (503,739)   $      (858,756)
 Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities:
   Depreciation and amortization                           59,375             43,731
   Amortization of deferred software costs                 48,413            183,327
   Increase in reserve for bad debts                          -                3,978
   (Increase) in accounts receivable                     (143,041)           (93,743)
   Decrease in inventories                                  4,615             21,043
   (Increase)decrease in prepaid expenses                 (18,993)             2,650
   (Increase) in other assets                             (13,589)               -
   Deferred software expenditures                        (235,116)          (358,630)
   Decrease in security deposits                           23,714              1,813
   Increase (Decrease) in accounts payable               (120,899)            69,980
   Increase (decrease) in accrued expenses                235,151            (17,083)
   Increase in deferred income                             17,753             92,753
                                                 -----------------  -----------------
Cash used in operating activities                        (646,356)          (908,937)

CASH FLOW FROM INVESTING ACTIVITIES
 Retirement of certificate of deposit                     775,000            775,000
 Additions to property and equipment                       (8,993)           (61,627)
                                                 -----------------  -----------------
Cash provided (used) in investing activities              766,007            713,373

CASH FLOW FROM FINANCING ACTIVITIES
 Net proceeds from private placement                      505,426            157,088
 Note payable reduction                                  (775,000)          (775,000)
 Payment of capital lease obligations and other               -               (4,268)
                                                 -----------------  -----------------
Cash (used) provided by financing activities             (269,574)          (622,180)


Increase (Decrease)  in cash                             (149,923)          (817,744)
Cash balance - beginning                                  157,621          1,068,235
                                                 -----------------  -----------------
Cash balance - ending                             $         7,698    $       250,491
                                                 =================  =================

See Notes to Unaudited Financial Statements.

                            GREENTREE SOFTWARE INC.
                         NOTES TO FINANCIAL STATEMENTS
                               November 30, 1995
                               -----------------
                                  (Unaudited)

1.        Basis of presentation  In the opinion of the Company's management, the
          ---------------------
unaudited financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of the Company at November 30, 1995 and the results of its operations and cash flow statements for the three and six months ended November 30, 1995 and 1994.

          The unaudited financial statements and notes therto in this report should be read in conjunction with the financial statements and notes therto in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995 (the "1995 Annual Report") which was previously filed.

          Accounts receivable  As of November 30, 1995, the reserve for bad
          -------------------
debts amounted to $11,863.

          Deferred software development costs  The Company is engaged in
          -----------------------------------
extensive research and development activities in the area of computer software. In accordance with generally accepted accounting principles all costs incurred prior to determination of technological feasibility have been considered research and development and treated as a period cost and, accordingly, charged to operations. Once technological feasibility has been established, development costs, including improvements to existing products and certain new products, are capitalized and amortized over the estimated economic lives of the respective products. The Company has determined that an estimated product useful life of three years is reasonable for amortization purposes. For the three months ended November 30, 1995 and 1994, the Company capitalized $189,618 and $190,737 respectively, of deferred software development costs. Amortization charged to operations amounted to $24,207 and $98,132 for the three months ended November 30, 1995 and 1994, respectively. For the six months ended November 30, 1995, the Company capitalized $235,116 of deferred software development costs compared to $358,630 for the same period in 1994. Amortization charged to operations amounted to $48,413 for the six months ended November 30, 1995 and $183,327 for the same period in 1994.

          Revenue recognition  The Company recognizes revenue at the time
          -------------------
products are shipped provided that no significant support obligations remain outstanding and collection of the resulting receivable is deemed probable by management. Insignificant support obligations remaining at the time of shipment are accrued. Service revenues are comprised primarily of revenues derived from maintenance agreements. Maintenance revenue is amortized over the maintenance period which is usually 12 months. The Company recognizes revenue from a "site license" upon the completion and acceptance of programs by the customer. Cost of sales expenses are predominantly associated with product sales and are nominal with respect to services.

          Deferred Income  The Company defers maintenance income billings and
          ---------------
recognizes over the contract lives which are usually twelve months. Billings amounted to $63,382 and $66,286 for the three months ended November 30, 1995 and 1994, respectively. For the six months ended November 30, 1995 the billings were $102,461 compared to $136,073 for the same period in 1994.

          Statements of Cash Flows  For the purposes of disclosure in the
          ------------------------
statements of cash flows, management treats liquid investment with maturities of three months or less to be cash equivalents. There was no interest paid during the three months ended November 30, 1995 compared to $9,011 for the same period in 1994. For the six months ended November 30, 1995 and 1994 interest paid amounted to $744 and $17,171, respectively.

          Earnings per share  Earnings per Common Share is computed by dividing
          ------------------
the income or loss by the weighted average number of Common Shares outstanding during the period. For the three and six month periods ended November 30, 1995 and 1994, common stock options and warrants are anti-dilutive and not included in the weighted average of Common Shares used in determining per share amounts.

     Item 2.   Management's Discussion and Analysis or Plan of Operations

     Results of Operations

     For the Three and Six Months Ended November 30, 1995 Versus 1994

          Total sales for the three months ended November 30, 1995 were $133,940 compared to $215,758 for the three months ended November 30, 1994, reflecting a decrease of $81,817 or 37.9%. Product revenues for the three months ended November 30, 1995 were $87,025 compared to $145,391 for the three months ended November 30, 1994, a decline of $58,366 or 40.1%. Service revenues were $46,915 in the three months ended November 30, 1995 compared to $70,367 for the three months ended November 30, 1994, a decrease of $23,452 or 33.3%.

          As indicated in Item 6 (Management's Discussion and Analysis or Plan Of Operations) in the Company's Annual Report filed on Form 10-KSB for the period ended May 31, 1995, the Company has experienced problems in developing the GT Purchase PRO product. Because of "bugs" encountered in one of the RAD tools used to develop GT Purchase PRO the Company has been unable to bring a completely acceptable product to market. As a result, sales of the Company's products and services have generally declined.

          The Company is now using an outside consulting firm to complete development work on the GT Purchase PRO product line and expects to have a product acceptable to the marketplace no later than the end of February 1996.

          The cost of sales for the three months ended November 30, 1995 decreased from $147,003 for the same period in 1994 to $39,951, a decrease of $107,052 or 72.8%. For the six months ended November 30, 1995 cost of sales was $126,789 compared to $279,588 in the same period of 1994. The decrease in cost of sales was due primarily to the reduction in the amortization of software development costs, as well as a reduction in sales volume. At November 30, 1995, the Company had recorded approximately $700,100 of net costs associated with the ongoing development of GT Purchase PRO. Management believes that these costs are recoverable with the expected increased sales of GT Purchase PRO; however, should revenues not increase to the levels expected by management, these amounts would have to be written down to their realizable values which could result in a material charge against earnings.

          Selling expenses for the three months ended November 30, 1995, were $96,798 compared with $289,891 for the prior year, a decrease of $193,093 or 66.6%. For the six months ended November 30, 1995, selling expenses were $261,500 compared to $470,821 in the prior year, a decrease of 44.5%. The lower costs for the 1995 quarter and six month periods were primarily due to decreased personnel and advertising costs.

          General and administrative ("G&A") expenses for the three months ended November 30, 1995 were $211,937 compared with $201,295 for the prior year, a increase of $10,642 or 5.3%. For the six months ended November 30, 1995, G&A expenses were $355,075 compared with $468,648 for the same period in 1994, a decrease of $113,573 or 24.2%. Personnel and other expenses were generally lower for the three and six months ended November 30, 1995 as compared to the same 1994 periods. The increase in the three months ended November 30, 1995 over 1994 was due to $101,370 in costs arising from the relocation of the Company's offices.

          Interest expense for the six months ended November 30, 1995 was $744 compared with $17,171 for the prior year, a decrease of $16,427 or 95.7%. This decrease was the result of the liquidation of the Company's debt during the first quarter.

          For the three months ended November 30, 1995, the Company reported a net loss of $214,734 (or $.04 per share) as compared to a net loss of $417,218 (or $.10 per share) for the prior year. For the six months ended November 30, 1995, the Company reported a net loss of $503,739 (or $.10 per share) as compared to a net loss of $858,756 (or $.20 per share) for the prior year. This loss was caused by continued low sales volume (see comments above) but was reduced when compared to the prior year by decreased personnel costs, amortization of software development costs, and advertising costs.


     Liquidity and Capital Resources


          The Company had a deficit in working capital of $694,011 at November 30, 1995 as compared a deficit of $569,502 at May 31, 1995, a decrease in working capital of $124,509. The primary cause for the decrease in working capital was the loss for the six month period and continued product development expenditures. These were partly offset by additional capital received from the October 27, 1995 private placement. As a result, cash decreased from $157,621 at May 31, 1995 to $7,698 at November 30, 1995, a decrease of $149,923. The $775,000 received from retirement of a certificate of deposit was used to redeem a $775,000 bank note. Accounts receivable increased $143,041 or 200.2% compared to May 31, 1995 principally due to product and service billings that ocurred in the month of November.

          The Company spent $8,993 on capital expenditures for the six months ended November 30, 1995 and $61,627 for the same period in 1994.

          As previously indicated, the Company was attempting to raise capital through the sale of its common stock at $.40 per share, and expected to complete a private placement in October for $950,000. On October 27, 1995 the Company closed on $537,686 of this funding. An additional $26,314 was received on December 5, 1995 bringing the total funding to $564,000 for 1,410,000 shares.

          The funding was not sufficient for the Company to maintain its listing on the National Association of Securities Dealers (NASD) Small Cap Market. The Company had been trading under an exception from the minimum total assets, capital and surplus, and bid requirements. On December 6, 1995 the NASD notified the Company that it would be delisted from trading in the Small Cap Market effective with opening of trading on December 7, 1995.

          On December 13, 1995 the Company initiated another private placement offering ("Offering") to accredited investors for a minimum of 2,000,000 shares and a maximum of 4,166,667 shares at $.30 per share. On December 28, 1995 the Company sold 2,001,667 shares and received gross proceeds of $600,500. The Offering was extended from December 31, 1995 to January 30, 1996 and the Company anticipates that it will receive additional gross proceeds of at least $100,000.

     The Company believes the above fundings will be sufficient to enable it to complete development of its product and bring it to market. However, there can be no assurance that the Company will attain a sales level necessary to generate profitability and positive cash flow. If the applicable sales level is not attained, there can be no assurance that additional financing will be available to allow time to reach a profitable sales level.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

          See Part I Item 3 of the Company's Annual Report on Form 10KSB regarding a lawsuit instituted by one of the Company's former executives.The matter has been settled and documented.

Item 6.      Exhibits and Reports on Form 8-K

       (a)   Exhibits

             None

       (b)   Reports on Form 8-K

          On August 24, 1995, November 13, 1995, and January 2, 1996 the Company filed reports on form 8-K which are hereby included by reference.

                          Signatures;


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            GREENTREE SOFTWARE, INC.



                                            By: /s/ Arnold Muhlbach
                                               -------------------------
                                               Arnold Muhlbach
                                               Chief Financial Officer and
                                               Treasurer

January 15, 1996