Form 10QSB
period 1996-02-29
GREENTREE SOFTWARE INC
filed 1996-04-15
CIK 727063

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

    |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended February 29, 1996

    [ ]  Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from__________ to ___________

Commission File Number 0-11791


                            GREENTREE SOFTWARE, INC.
                            ------------------------
           (Name of Small Business Issuer as Specified in Its Charter)


          New York                                      13-2897997
- --------------------------------            -----------------------------------
  (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                               2801 Fruitville Rd.
                                    Suite 180
                                Sarasota, FL 34237
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                  (941)954-2210
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   |x|                No   [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                       Outstanding at April 12, 1996
         ------------------------             -----------------------------
         Common Shares, par value                   8,603,455 shares
                  $.04 per share

PART I. FINANCIAL INFORMATION
        Item 1. Financial Statements

   Company for which report is filed: Greentree Software, Inc. (the "Company")

                                                GREENTREE SOFTWARE, INC.
                                                     BALANCE SHEETS
                                                     --------------
                                                       (Unaudited)

                                                                                   February 29                 May 31,
                                                                                       1996                     1995
                    ASSETS
                    ------
            CURRENT ASSETS:
              Cash                                                                   $  143,763          $      157,621
              Certificates of deposit                                                                           775,000
              Accounts receivable, net                                                  179,386                  71,454
              Inventory                                                                  12,499                  17,114
              Prepaid expenses                                                           47,297                   8,280
                                                                                -------------------      -----------------
            Total Current Assets                                                        382,945               1,029,469

            PROPERTY AND EQUIPMENT:
              Leasehold improvements                                                    -                        33,205
              Furniture, fixtures, and equipment                                        475,639                 449,494
                                                                                -------------------      -----------------
                                                                                        475,639                 482,699
              Less:  Accumulated depreciation                                           304,459                 271,684
                                                                                -------------------      -----------------
                                                                                        171,180                 211,015
            OTHER ASSETS
              Customer list (net of allowance)                                           48,007                  60,004
              Deferred software development costs, net                                  842,641                 513,382
              Security deposits                                                           6,551                  32,055
              Other                                                                      33,559                  56,877
                                                                                -------------------      -----------------
                                                                                        930,758                 662,318
                                                                                ===================      =================
            TOTAL ASSETS                                                             $1,484,883           $   1,902,802
                                                                                ===================      =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

            CURRENT LIABILITIES:
              Accounts payable                                                       $  279,661           $     396,802
              Notes payable                                                                   -                 775,000
              Accrued expenses                                                          360,942                 252,828
              Deferred income                                                           236,360                 174,341
                                                                                -------------------      -----------------
            Total Current Liabilities                                                   876,963               1,598,971

            TOTAL LIABILITIES                                                           876,963               1,598,971

            STOCKHOLDERS' EQUITY:
            Common Stock, $0.04 par value, authorized 15,000,000 shares, outstanding 8,603,455 at February 29, 1996, and 4,721,790
                at May 31, 1995                                                         345,286                 190,019
            Additional paid-in capital                                               12,367,742              11,447,237
            Accumulated deficit                                                     (12,016,076)            (11,244,393)
                                                                                -------------------      -----------------
                                                                                        696,952                 392,863
              Less:  28,684 treasury stock, at cost                                    (89,032)                (89,032)
                                                                                -------------------      -----------------
                                                                                        607,920                 303,831
                                                                                ===================      =================
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $1,484,883            $  1,902,802
                                                                                ===================      =================

See Notes to Unaudited Financial Statements.

                                                      GREENTREE SOFTWARE, INC.
                                                      STATEMENT OF OPERATIONS
                                                      -----------------------
                                                            (Unaudited)

                                                  For The Three Months Ended                For The Nine Months Ended
                                                 February 29         February 28         February 29          February 28
                                                     1996                1995               1996                 1995
NET SALES
  Product                                          $  (48,770)        $   48,458          $   102,778         $   261,337
  Services                                             44,489             57,548              135,652             197,361
                                                   ----------         ----------          -----------         -----------
                                                       (4,281)           106,006              238,430             458,698
                                                   ----------         ----------          -----------         -----------

COSTS AND EXPENSES
  Cost of sales                                        38,798            164,661              165,587             444,249
  Selling expenses                                    120,729            179,880              382,229             650,701
  General and administrative                          105,509            217,346              460,584             685,994
  Interest expense                                   -                    12,593                  744              29,764
                                                   ----------         ----------          -----------         -----------
                                                      265,036            574,480            1,009,144           1,810,708
                                                   ----------         ----------          -----------         -----------

Operating loss                                       (269,317)          (468,474)            (770,714)         (1,352,010)
                                                   ----------         ----------          -----------         -----------

OTHER INCOME                                            1,375              4,738                1,433              29,518
                                                   ----------         ----------          -----------         -----------

LOSS BEFORE INCOME TAXES                             (267,942)          (463,736)            (769,281)         (1,322,492)
                                                   ----------         ----------          -----------         -----------

INCOME TAXES                                         -                    -                     2,400             -
                                                   ----------         ----------          -----------         -----------

NET LOSS                                            $(267,942)         $(463,736)           $(771,681)       $ (1,322,492)
                                                   ==========         ==========          ===========         ===========


LOSS PER SHARE
Net loss per common share                          $   (0.03)         $    (0.11)           $   (0.13)       $     (0.31)
                                                   =========          ==========          ===========        ===========

Weighted average shares outstanding                8,125,179           4,290,553            6,023,819          4,247,298
                                                   =========          ==========          ===========        ===========

                                        GREENTREE SOFTWARE, INC.
                                        STATEMENTS OF CASH FLOWS
                                        ------------------------
                                              (Unaudited)

                                                                             For the Nine Months Ended
                                                                  February 29, 1996          February 28, 1995
                                                               ------------------------     ---------------------
     CASH FLOW FROM OPERATING ACTIVITIES
       Net loss                                                         $   (771,681)          $  (1,322,492)
       Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                        77,975                  65,954
         Amortization of deferred software costs                              72,619                 287,723
         Increase in reserve for bad debts                                    10,000                   4,992
         (Increase) in accounts receivable                                  (117,932)                (29,028)
         Decrease in inventories                                               4,615                  19,698
        (Increase) decrease in prepaid expenses                              (39,017)                  5,867
        (Increase) decrease in other assets                                   23,318                  28,226
         Deferred software expenditures                                     (401,878)               (603,418)
         Decrease in security deposits                                        25,504                   1,813
         Increase (decrease) in accounts payable                            (117,141)                127,969
         Increase (decrease) in accrued expenses                             108,114                 (33,604)
         Increase in deferred income                                          62,019                  67,536
                                                                    -------------------     ---------------------
     Cash used in operating activities                                    (1,063,485)             (1,378,764)

     CASH FLOW FROM INVESTING ACTIVITIES
       Retirement of certificate of deposit                                  775,000                 775,000
       Disposal of property and equipment                                                             21,052
       Additions to property and equipment                                   (26,145)                (67,702)
                                                                    -------------------     ---------------------
     Cash provided (used) in investing activities                            748,855                 728,350

     CASH FLOW FROM FINANCING ACTIVITIES
       Net proceeds from private placement                                 1,075,772                 128,862
       Net proceeds from exercise of common stock warrants                                           735,588
       Net proceeeds from exercise of stock options                                                    9,200
       Note payable reduction                                               (775,000)               (775,000)
       Payment of capital lease obligations and other                              -                 (33,534)
                                                                    -------------------     ---------------------
     Cash (used) provided by financing activities                            300,772                  65,116


     Increase (Decrease)  in cash                                            (13,858)               (585,298)
     Cash balance - beginning                                                157,621               1,068,235
                                                                    -------------------     ---------------------
     Cash balance - ending                                                $  143,763              $  482,937
                                                                    -------------------     ---------------------



See Notes to Unaudited Financial Statements.

                                         GREENTREE SOFTWARE, INC.
                                      NOTES TO FINANCIAL STATEMENTS
                                            February 29, 1996
                                            -----------------
                                               (Unaudited)


1. Basis of presentation In the opinion of the Company's management, the
   ---------------------
unaudited financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of the Company at February 29, 1996 and the results of its operations and cash flow statements for the three and nine months ended February 29, 1996 and February 28, 1995.

         The unaudited financial statements and notes thereto in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995 (the "1995 Annual Report") which was previously filed.

         Accounts receivable As of February 29, 1996, the reserve for bad debts
         -------------------
amounted to $21,683.

         Deferred software development costs The Company is engaged in extensive
         -----------------------------------
research and development activities in the area of computer software. In accordance with generally accepted accounting principles, all costs incurred prior to determination of technological feasibility have been considered research and development and treated as a period cost and, accordingly, charged to operations. Once technological feasibility has been established, development costs, including improvements to existing products and certain new products, are capitalized and amortized over the estimated economic lives of the respective products. The Company has determined that an estimated product useful life of three years is reasonable for amortization purposes. For the three months ended February 29, 1996 and February 28, 1995, the Company capitalized $166,762 and $244,788, respectively, of deferred software development costs. Amortization charged to operations amounted to $24,206 and $104,396 for the three months ended February 29, 1996 and February 28, 1995, respectively. For the nine months ended February 29, 1996, the Company capitalized $401,878 of deferred software development costs compared to $603,418 for the same period in 1995. Amortization charged to operations amounted to $72,619 for the nine months ended February 29, 1996 and $287,723 for the comparable period in 1995.

         Revenue recognition The Company recognizes revenue at the time products
         -------------------
are shipped provided that no significant support obligations remain outstanding and collection of the resulting receivable is deemed probable by management. Insignificant support obligations remaining at the time of shipment are accrued. Service revenues are comprised primarily of revenues derived from maintenance agreements. Maintenance revenue is amortized over the maintenance period which is usually 12 months. The Company recognizes revenue from a "site license" upon the completion and acceptance of programs by the customer. Cost of sales expenses are predominantly associated with product sales and are nominal with respect to services.

         Deferred Income The Company defers maintenance income billings and
         ---------------
recognizes them over the contract lives which are usually twelve months. Billings amounted to $30,204 and $46,043 for the three months ended February 29, 1996 and February 28, 1995, respectively. For the nine months ended February 29, 1996 the billings were $132,665 compared to $182,746 for the same period in 1995.

         Statements of Cash Flows For the purposes of disclosure in the
         ------------------------
statements of cash flows, management treats liquid investment with maturities of three months or less to be cash equivalents. There was no interest paid during the three months ended February 29, 1996 compared to $12,594 for the same period in 1995. For the nine months ended February 29, 1996 and February 28, 1995 interest paid amounted to $744 and $29,794 respectively.

         Earnings per share Earnings per Common Share is computed by dividing
         ------------------
the income or loss by the weighted average number of Common Shares outstanding during the period. For the three and nine month periods ended February 29, 1996 and February 28, 1995, common stock options and warrants were anti-dilutive and not included in the weighted average of Common Shares used in determining per share amounts.

         Contingencies See Part II Item 1 regarding litigation and Part II Item
         -------------
5 regarding a disputed claim for expenses in connection with a private placement of the Company's Common Shares.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

For the Three and Nine Months Ended February 29, 1996 Versus 1995


         For the three months ended February 29, 1996, credits of $63,440 for some returned product (for the prior version of GT Purchase PRO) exceeded product and service sales during such period, resulting in a negative sales amount of ($4,281) compared to $106,006 for the three months ended February 28, 1995. Product revenues for the three months ended February 29, 1996 were a negative ($48,770) compared to $48,458 for the three months ended February 28, 1995, a decline of $97,228. Service revenues were $44,489 in the three months ended February 29, 1996 compared to $57,548 for the three months ended February 28, 1995, a decrease of $13,059 or 22.7%.

         As indicated in Item 6 (Management's Discussion and Analysis or Plan Of Operations) in the Company's Annual Report filed on Form 10-KSB for the period ended May 31, 1995, the Company had experienced problems in developing the GT Purchase PRO product. Because of "bugs" encountered in one of the RAD tools used to develop GT Purchase PRO, the Company had been unable to bring a completely acceptable product to market. As a result, sales of the Company's products and services have been declining.

         The Company used an outside development firm to complete development on the product line. On February 14, 1996, the Company announced that its new product line, GT Purchase PRO 5.0 was ready for the marketplace and began marketing the new system.

         The cost of sales for the three months ended February 29, 1996 decreased from $164,661 for the same period in 1995 to $38,798, a decrease of $125,883 or 76.4%. For the nine months ended February 29, 1996 cost of sales was $165,587 compared to $444,249 in the same period of 1995. The decrease in cost of sales was due primarily to the reduction in the amortization of software development costs. The reduction in amortization is due to the fact that costs associated with the old version of GT Purchase PRO were written off in fiscal 1995, and there has been no amortization of the costs associated with the GT Purchase PRO 5.0 product. Amortization of the development costs on the new product will begin in the quarter ending May 31, 1996. At February 29, 1996, the Company had recorded approximately $830,000 of net costs associated with the ongoing development of GT Purchase PRO. If revenues do not increase to sufficient levels, these amounts would have to be written down to their realizable values which could result in a material charge against earnings.

         Selling expenses for the three months ended February 29, 1996 were $120,729 compared with $179,880 for the comparable prior year period, a decrease of $59,151 or 32.9%. For the nine months ended February 29, 1996, selling expenses were $382,229 compared to $650,701 for the comparable period last year, a decrease of 41.3%. The lower costs for the 1995 three month and nine month periods were primarily due to decreased personnel and advertising costs.

         General and administrative ("G&A") expenses for the three months ended February 29, 1996 were $105,509 compared with $217,346 for the prior year, a decrease of $111,836 or 51.5%. Lower accounting & legal fees, rent expense, and shareholder relations expense were the primary reasons for the decrease. For the nine months ended February 29, 1996, G&A expenses were $460,584 compared with $685,994 for the same period in 1995, a decrease of $225,410 or 32.9%. The decrease is the result of generally lower expenses, including accounting & legal fees, rent expense, and personnel costs, partly offset by the cost of relocating the Company's offices.

         Interest expense for the nine months ended February 29, 1996 was $744 compared with $29,764 for the prior year, a decrease of $29,020 or 97.5%. This decrease was the result of the liquidation of the Company's debt during the first quarter of fiscal 1996.

         For the three months ended February 29, 1996, the Company reported a net loss of $ 267,942 (or $.03 per share) as compared to a net loss of $463,736 (or $.11 per share) for the comparable period in 1995. For the nine months ended February 29, 1996, the Company reported a net loss of $771,681 (or $.13 per share) as compared to a net loss of $1,322,492 (or $.31 per share) for the comparable period in the prior year. This loss was caused by continued low sales volume (see comments above) but was reduced when compared to the prior year principally by decreased personnel costs, amortization of software development costs, and advertising costs.


Liquidity and Capital Resources


         On October 27, 1995 and December 5, 1995 the Company sold a total of 1,410,000 shares in a private placement to an accredited investor at $.40 per share and received gross proceeds of $564,000.

         On December 13, 1995 the Company initiated another private placement offering ("Offering") to accredited investors for a minimum of 2,000,000 shares and a maximum of 4,166,667 shares at $.30 per share. On December 28, 1995 the Company sold 2,001,666 shares and received gross proceeds of $600,500. The Offering was extended from December 31, 1995 to January 30, 1996 and the Company sold another 469,999 shares for gross proceeds of $141,000. In total, 2,471,665 shares were sold in the Offering for gross proceeds of $741,500. The two "Offerings" resulted in a total of 3,881,665 shares sold for gross proceeds of $1,305,500.

         Net proceeds from the Offerings, after commissions and other applicable costs, were $1,075,772 and were utilized principally to fund the losses the Company has incurred, for development costs of the GT Purchase PRO system, and to reduce liabilities.

         Working capital increased by $75,484 for the nine months ending February 29, 1996. At February 29, 1996, there was a working capital deficit of $494,018 compared with a working capital deficit of $569,502 at May 31, 1995. Working capital increased in the nine month period because of net proceeds of $1,075,772 received from the Offerings. Partly offsetting this was the loss for the period and continued product development expenditures. As a result, cash decreased from $157,621 at May 31, 1995 to $143,763 at February 29, 1996. The $775,000 received from retirement of a certificate of deposit was used to redeem a $775,000 bank note.

         The Company spent $26,145 on capital expenditures for the nine months ended February 29, 1996 and $67,702 for the same period in 1995.

         Prior to the Offerings the Company had effectively run out of cash on several occasions. The Company's lack of liquidity and capital resources has forced it to cease paying its employees a number of times. The Company currently has a cash balance of approximately $40,000 which is not sufficient to bring the new GT Purchase PRO system to market.

         The Company's continued existence is based on its ability to bring the new system to market. To do this the Company has to raise additional capital. In the past the Company has been able to raise capital through private placements of its common shares. Current shares outstanding (8,603,455) along with shares reserved for outstanding warrants and options account for a large portion of the Company's 15,000,000 authorized shares, and limit the number of shares that can be offered to raise additional capital.

         However, the Company believes it has sufficient shares to raise approximately $1,000,000 net of expenses. If this can be done, the Company will use the funds to market the GT Purchase PRO 5.0 system, to reduce current liabilities, and to increase working capital. If the Company is unable to raise additional capital, it may be forced to cease operations and liquidate.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On February 12, 1996 the Company was sued by Parera Information Services, Inc. in the United States District Court for the District of Massachusetts. Parera and the Company were parties to a software development agreement. The complaint seeks damages for breach of contract, alleged copyright infringement, misrepresentation and violation of the Massachusetts Consumer Protection Act. Additionally, Parera seeks injunctive relief prohibiting the Company from marketing its GT Purchase PRO version 5.0 software, declaring Parera as the owner of the software and freezing the Company's assets. The Company disputes Parera's claims and plans to vigorously defend this matter. The Company has recently filed answers to the Parera claim along with counterclaims against Parera.

         The Company believes that all of the claims alleged by Parera in its complaint are either without merit or subject to counterclaims that the Company has against Parera. The Company intends to vigorously defend the lawsuit and expects to prevail or obtain a favorable settlement. However, there can be no assurance that the lawsuit will be resolved in the Company's favor. Although the Company believes the foregoing action will ultimately be resolved in its favor, it is too early to determine with any accuracy what the actual outcome may be.

         Should Parera be successful in obtaining judgment in its favor, including any substantial monetary damages or a temporary or permanent injunction with regard to the Company's products, the Company could be forced to discontinue operations and seek liquidation. In addition, the Company has very limited financial resources with which to respond and defend the above action.

         On April 12, 1996 a hearing on the Parera's request for a preliminary injunction was held in the United States District Court for the District of Massachusetts. As the Company believed, the Judge denied the request for the preliminary injunction.

Item 5.  Other Information

         In connection with the October private placement the accredited investor, T.I.S. Acquisition and Management Group, Inc. (T.I.S. Acquisition), has made a claim for certain legal and other expenses under the terms of a Stock Purchase Agreement entered into by the Company and T.I.S. Acquisition. They are claiming approximately $138,000 in expenses in connection with acquiring 1,410,000 shares for $564,000. The Company has denied the claims and does not believe it is responsible for these expenses, therefore it has made no provision for them in the Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

         On August 24, 1995, November 13, 1995, and January 2, 1996 the Company filed reports on form 8-K which are hereby included by reference.