Form 10QSB/A
period 1996-02-29
GREENTREE SOFTWARE INC
filed 1996-04-16
CIK 727063

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


                                                      GREENTREE SOFTWARE, INC.



                                                      By:/s/ Arnold Muhlbach
                                                         -----------------------
                                                         Arnold Muhlbach
                                                         Chief Financial Officer

April 15, 1996

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

         On August 24, 1995, November 13, 1995, and January 2, 1996 the Company filed reports on form 8-K which are hereby included by reference.