Form 10QSB/A
period 1996-02-29
GREENTREE SOFTWARE INC
filed 1996-05-29
CIK 727063

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB/A



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

                                   Signatures;



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      GREENTREE SOFTWARE, INC.



                                                      By: /s/ Arnold Muhlbach
                                                          ----------------------
                                                         Arnold Muhlbach
                                                         Chief Financial Officer

May 29, 1996

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 27 Financial Data Schedule

         (b)      Reports on Form 8-K

         On August 24, 1995, November 13, 1995, and January 2, 1996 the Company filed reports on form 8-K which are hereby included by reference.