Form 10KSB
period 1996-05-31
GREENTREE SOFTWARE INC
filed 1996-09-13
CIK 727063

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d)
                    of The Securities Exchange Act of 1934


(Mark One)

       [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended May 31, 1996; or

       [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from __________ to _________

Commission File Number 0-11791


                            GREENTREE SOFTWARE, INC.
                 (Name of Small Business Issuer in its Charter)

        New York                                    13-2897997
      --------------                              ---------------
     (State or Other                             (I.R.S. Employer
     Jurisdiction of                            Identification No.
     Incorporation or
       Organization

  2801 Fruitville Road
       Suite 180
   Sarasota, Florida                                  34237
 -----------------------                          --------------
   Address of Principal                             (Zip Code)
    Executive Offices)

Issuer's Telephone Number, Including Area         (508) 460-7997
Code:                                             ---------------

Securities Registered Under Section 12(b) of the Exchange Act:  NONE

Securities Registered Under Section 12(g) of the Exchange Act:

      Title of Each Class
  -----------------------------
  Common Shares, par value $.04
           per share

      Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   [X]                     No    [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State Issuer's revenues for its most recent fiscal year:  $305,132

      State the aggregate market value of the voting stock held by non-affiliates as of August, 1996:

                  Common Shares, par value $.04 per share - $3,132,392

      State the number of shares outstanding in each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                     Outstanding
 ------------------------                        ----------------
 Common Shares, par value                        9,503,662 shares
      $.04 per share


                       DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated by reference into this Annual Report on Form
10-KSB.

                            Greentree Software, Inc.
                          Annual Report on Form 10-KSB
                                  May 31, 1996

                              Cross Reference Sheet

                                 PART I                            Page

Item 1.     Description of Business                                   1
Item 2.     Description of Properties                                15
Item 3.     Legal Proceedings                                        15
Item 4.     Submission of Matters to a Vote of Security- Holders     16

                                     Part II

Item 5.     Market for Common Equity and Related                     16
            Stockholder Matters

Item 6.     Management's Discussion and Analysis or Plan of          19
            Operations

Item 7.     Financial Statements                                     23

Item 8.     Changes in the Disagreements with Accounts on            23
            Accounting and Financial Disclosure

                                    Part III

Item 9.     Directors, Executive Officers, Promoters and Control     24
            Persons; Compliance with Section 16(a) of the
            Exchange Act

Item 10.    Executive Compensation                                   25

Item 11.    Security Ownership of Certain Beneficial Owners and      27
            Management

Item 12.    Certain Relationships and Related Transactions           29

Item 13.    Exhibits, Lists, and Reports on Form 8-K                 29

Part I

Item 1.           Description of Business

General

         Greentree Software, Inc. (the "Company" or "Greentree") began operations in June 1977 as a management consulting firm specializing in the area of purchasing and materials management. The Company was incorporated in New York in 1984. In 1985, the Company introduced its first software product for purchasing and materials management, Computer Aided Purchasing(R) ("CAP1") for use on IBM compatible personal computers. Since 1991, all of the Company's revenues have been derived from the sale and maintenance of software products.

         Due to the Company's continued losses from operations, difficulties in successfully releasing GT Purchase PRO and securing significant product sales, the Company experienced difficulties in securing the funds necessary to support the negative cash flow from operations during fiscal 1996, and the timely redevelopment of GT Purchase PRO (See the section "Liquidity and Capital Resources" in this section for further comments.) In addition, the Company believes that certain prospective customers may have deferred orders, or not placed orders, due to concerns with respect to the financial viability of the Company.

         Additional funding will be required during the second quarter of fiscal 1997 to facilitate marketing and customer support efforts. There can be no assurance that funding will be available, or that, if obtained, will be sufficient to support the Company's operations until such time that as the Company's operations may be sustained from operating cash flows.
Software Products

         The Company first released its Microsoft Windows(TM) and client/server based purchasing and materials management software system (GT Purchase PRO) in May 1994. However, due to problems encountered with the initial software development toolset, general problems relating to the transition to the client/server, Windows platform, and a change from internal to external development, the Company's GT Purchase PRO product (formerly referred to as GT 4.0) has required substantial and ongoing product development to eliminate operating and performance problems encountered when operating the software. As a result, the Company has been required to repeatedly seek additional funding in order to continue operating.

         GT Purchase PRO contains the general functionality of the previous CAP3 system, and in addition to a number of new features and capabilities, is compatible with Structured Query Language ("SQL") databases, the client/server architecture, and E-Mail. GT Purchase PRO has been developed primarily with a fourth generation language rapid application development ("RAD") toolset, which is designed specifically to take advantage of SQL database management systems and Windows throughout.

         In March, 1996, the Company released its GT Purchase PRO version 5.0 which substantially eliminated the product's prior performance and operating problems.

         The GT Purchase PRO purchasing and materials management system currently consists of the following modules:

         Purchasing                                       Requisitioning
         Receiving                                        Quotations and RFQ's
         Inventory                                        Invoice Matching

         All of the modules can be integrated into one common logical system, and interfaces are available for supporting external Accounts Payable and MRP applications and systems.

         GT Purchase PRO enables organizations to increase efficiencies by automating the process of collecting, compiling and communicating each step and aspect of the procurement process. GT Purchase PRO can be combined with industry-standard E-mail systems to provide a method for communicating purchasing related information throughout an organization. Users can send and receive requisitions, PO's and other data within networks using MS Mail, CC:Mail and Groupwise E-mail systems.

         GT Purchase PRO, as with any new software product, has and may continue to contain "bugs". The Company has recently established a formal Quality Assurance program, as well as beta-testing by select customers and/or prospects, to identify those bugs which are considered significant and need to be corrected prior to general release of the product/module to prospects and customers. Management believes that all significant bugs with respect to the modules released to date have been identified and corrected or are being corrected, and that all significant bugs with respect to future modules will be identified and corrected, through these efforts; however, there is no assurance that all significant bugs have been or will be identified and, if identified, eliminated.

         The Company spent approximately $619,000 and $825,000 in fiscal 1996 and fiscal 1995, respectively, on research and development activities, including amounts capitalized as part of deferred software development costs of approximately $419,000 and $726,000, respectively.

Maintenance Service

         Maintenance revenues for fiscal 1996 and fiscal 1995, primarily for the Company's discontinued DOS-based product, were $173,261 and $191,767, respectively. See Item 6 to this Report for additional comments related to the trend of billings for these revenues. Maintenance contracts are generally sold to customers for 15% of the software product cost. These entitle the customer to telephone support, and upgrades as they become available.

Warranties

         In its standard customer license agreement, the Company specifically disclaims any warranty of performance, merchantability or fitness for any particular purpose. The Company, however, gives a 90-day limited warranty on the magnetic diskette on which the software program is recorded to be free from defects in materials and workmanship under normal use and service.

         The Company's standard maintenance agreement for its CAP3 System and GT Purchase PRO modules provides that the Company will furnish such services as are necessary to correct any malfunction in such software. Under the terms of such agreement, if the Company is unable to correct a malfunction by means of telephone or telecommunication assistance, repairs may, at the customer's option, be performed on the premises where the software is located. For such services rendered the customer is obligated to pay the Company fees at certain prescribed rates as set forth in the agreement and to provide reimbursement for travel and other expenses.

Dependence on Customers, Resellers or Suppliers

         The Company is dependent on the outsourcing relationship it has with LDSi, its current software developer and support resource. Although plans are to bring software development in house in the future, for the next few months at least the Company will receive new product development and support from LDSi.

Copyrights, Trademarks and Patents

         The trade names "Computer Aided Purchasing" or "CAP" and "CAPlink" have been registered by the Company with the United States Patent and Trademark Office and will expire in March 1999 and December 2000, respectively, unless renewed. Under the Trademark Revision Act of 1988, trademark registrations in the United States have a ten-year term and can be renewed repeatedly for ten-year terms provided certain criteria are met. The Company has sought, and will continue to seek, to protect all software programs developed by it under United States copyright laws. Mark, name, logo or any other commercial symbol have not been registered by the Company and no applications are presently pending for such registration. Management of the Company is of the opinion that loss of the Company's tradename and logo would handicap future operations because of the current favorable identification with the name.

The Company holds no patents and has no patent applications pending.

         The Company is in the process of applying for the copyright of its GT Purchase PRO product. Management intends to protect aggressively the Company's copyright and proprietary rights against any attempt by a competitor to infringe or interfere with such rights. However, litigation in this area is expensive and, in view of the Company's cash flow problems (see the section "Liquidity and Capital Resources" in Item 7 to this Report), the Company may not have, or, assuming no such problems, may not wish to commit, funds to commence or pursue such litigation, especially because the high costs thereof could adversely affect the Company's results of operations. Even if the Company commences such litigation, there is no assurance that the Company would be successful therewith.

Markets and Competition

         The market for purchasing software in which the Company competes is highly competitive. The Company is now marketing to the financial, MIS and purchasing departments of large companies which seek improvements and increased efficiencies in the purchasing function.

         Companies are increasingly looking for ways to eliminate inefficiencies in corporate procurement processes due to documented opportunities for reducing costs. According to industry reports, many large companies have either recently re-engineered their purchasing functions or are planning to do so within the next twelve months.

         Additional competition for purchasing systems comes from custom built on-line systems, suppliers' proprietary systems and purchasing card systems.

Employees

         As of September 1, 1996, the Company had six full-time employees. All of the Company's software development and a substantial amount of its technical support has been recently outsourced to a third party software development firm.

         On August 6, 1996, Mr. John Medico resigned as Chief Executive Officer and President. Mr. Jeffrey Pinkerton was named President, and Mr. Joseph D. Mooney was appointed as a consultant to the Company with primary responsibilities for sales, marketing, and leading the Company through its next stage of financing.

         Upon the relocation of the Company to Sarasota, Fl., three key development personnel resigned from the Company, and subsequently entered into contractual agreements with Parera Information Services (See "Recent Events").

Private Placements

         On December 5, 1995, the Company received net proceeds of $455,438 from the sale of 1,410,000 shares of the Company's $0.04 par value Common Shares, (the "Common Shares") at $0.40 per share to an accredited investment group (as such term is defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Regulation D under the Securities Act (the "December 1995 Private Placement"). The Company paid a cash placement fee of $45,120 and issued a five year warrant to purchase 169,200 Common Shares at $0.48 per share to the placement agent for the December 1995 Private Placement.

         On January 30, 1996, the Company received net proceeds of $613,401 from the sale of 2,471,665 shares of the Company's Common Shares, at $0.30 per share to accredited investors (as such term is defined in Rule 501(a) under the Securities Act), pursuant to Regulation D under the Securities Act (the "January 1996 Private Placement"). The Company paid a cash placement fee of $59,320 and issued a five year warrant to purchase 296,600 Common Shares at $0.36 per share to the placement agent for the January 1996 Private Placement.

         On May 15, 1996, the Company received net proceeds of $507,902 from the sale of 871,428 shares of the Company's Common Shares, at $0.70 per share to accredited investors (as such term is defined in Rule 501(a) under the Securities Act), pursuant to Regulation D under the Securities Act (the "May 1996 Private Placement"). The Company paid a cash placement fee of $48,800 and issued a five year warrant to purchase 104,571 Common Shares at $0.84 per share to the placement agent for the May 1996 Private Placement.

Recent Events

         During August and September 1995, the Company negotiated with Mr. Douglas Fleming a contract for the completion of the GT Purchase PRO product, which Mr. Fleming would undertake as an independent contractor. The delivery date for the new product was January 2, 1996, and this was announced to customers who had been waiting for delivery of the new product. The Company eventually entered into this development contract formally on October 11, 1995, when it signed a development contract with Parera Information Services, the organization through which Mr. Fleming had decided to operate to complete the product development. Since the Company was relocating to Sarasota, two other of its key development personnel also resigned from the Company, and subsequently entered into contractual agreements with Parera to work on the completion of the GT Purchase PRO product.

         Under the terms of the development contract, the Company was required to make progress payments each month. Since the funding activities were delayed, the Company was unable to make all of the progress payments. As a result, Parera canceled the development contract on December 1, 1995. Throughout December, the Company attempted to renegotiate the development contract, since it expected to be successful in its fund raising during December. These negotiations were not successful, and the Company entered into a development agreement with LDSi of Minneapolis, in January 1996. By using the original system design that the Company had already developed, and the Powerbuilder source code the Company possessed before the relocation to Sarasota took place, LDSi delivered to the Company a "super beta" version of GT Purchase PRO on February 14, 1996. The "super beta" version contained all of the modules that had been announced by the Company, plus support for MS-Mail and Microsoft SQL Server as a database platform. Between February 14 and May 31, several update releases of the system were provided to the Company, for release to its existing customers. In addition to enhancements and bug fixes, these subsequent release also contained support for additional SQL databases, specifically Oracle, Sybase and Informix, and support for additional E-Mail systems, specifically cc:Mail and Groupwise.

         During February through May 1996, the Company began to make several initial shipments of the new product to new customers, not upgrades for existing DOS customers. Because of the sophistication of the new client/server product, and the newness of system, these new shipments required more on-site support from Greentree personnel than had previously been required, which diverted sales activities from making even more sales.

         In June 1996, the Company began to prepare for the next product release, which would include more enhancements, and a new Asset Management module. This module has already been developed, and is now in the process of testing, along with the rest of the software that will comprise the next release. No date has been announced for its release and there can be no assurance that such product will be released or if released, will generate sufficient revenues to meet the Company's aging capital requirements.

         On August 9, 1996, Mr. Medico resigned as Chief Executive Officer and President. Mr. Pinkerton was appointed President. At the same time, the Company entered into a consulting agreement with Mr. Joseph D. Mooney, primarily in the sales and marketing functions of the Company, and also to assist in its current fund raising efforts.

         Mr. Muhlbach resigned as Chief Financial Officer of the Company on August 14 1996.

Risk Factors

         The Company has a history of losses financially and combined with past unaccomplished goals relating to software development, sales and marketing, it is uncertain that proper funding can be received to move the Company forward to exploit the market opportunities that are ahead of it.

         History of Losses and Accumulated Deficit; Declining Revenues; Uncertainty of Future Profitability. The Company had a net loss of approximately $1.6 million for the fiscal year ended on May 31, 1996 and had an accumulated deficit at May 31, 1996 of approximately $12.8 million. The Company has experienced ongoing losses from operations and expects that such losses will continue for at least some period until product sales may be generated in sufficient volume to offset expenses. For the fiscal year ended May 31, 1995, the Company had revenues of $558,982. For the fiscal year ended May 31, 1996, the Company has had revenues of $305,132. There can be no assurance the Company's revenues will continue at all or will grow sufficiently to achieve profitability. The Company does not expect to be profitable at all unless and until such time as sales of its software products generate sufficient revenue to fund its operations.

         Capital Requirements; Uncertainty of Additional Funding. At September 11, 1996 the Company had expended a substantial portion of it's cash balances. Predicting the costs of the ongoing development of the Company's software product and of the expansion of its sales force and other required personnel, as well as its working capital and other capital needs, is difficult. There can be no assurance that revenues, if any, generated by the Company from the sale of its software product will be adequate to complete the development of its software product and to expand its sales force. The Company anticipates that it may have to raise additional capital to fund continued operations. There can be no assurance that any such required capital would be available on acceptable terms, if at all. If the Company is unable to raise such additional capital on acceptable terms, it could have to discontinue operations and liquidate.

         GT Purchase PRO Software. The Company has invested heavily in research for, and development of, its core purchasing and materials management software system - GT Purchase PRO. The product was initially made available for delivery to the market at the end of the fourth quarter of fiscal 1994. The orders received to date for the earlier GT Purchase PRO product have been significantly lower than expected by management. Management believes that this was due primarily to a variety of problems which were partly created by one of the development tools used to develop the initial product. The Company, through the use of independent contractors over which the Company has only limited control, has recently completed the development of a new version of the GT Purchase PRO product ("GT Purchase PRO 5.0"). The Company believes the software development toolset used to produce GT Purchase PRO 5.0 has corrected the performance problems associated with the prior version of the product; however, there can be no assurance that (i) such performance problems have been completely eliminated;
(ii) any further required development work will be completed on a timely basis;
(iii) there will be satisfactory acceptance of the new product into the marketplace; or

(iv) revenues from this new product will be realized in any material amounts, if at all, and, if realized, when. GT Purchase PRO 5.0, as with any new software product, has contained, and in the future may contain, "bugs." There is no assurance that all significant bugs have been or will be identified and, if identified, eliminated.

         Litigation. On February 12, 1996, the Company was sued by Parera Information Services, Inc. in the United States District Court for the District of Massachusetts. Parera and the Company were parties to a software development agreement. The complaint seeks damages for breach of contract, alleged copyright infringement, misrepresentation and violation of the Massachusetts Consumer Protection Act. Additionally, Parera seeks injunctive relief prohibiting the Company from marketing its GT Purchase PRO Version 5.0 software, declaring Parera as the owner of the software and freezing the Company's assets. The Company disputes Parera's claims and plans to vigorously defend this matter. Additionally, the Company anticipates filing counterclaims against Parera.

         The Company believes that all of the claims alleged by Parera in its complaint are either without merit or subject to counterclaims that the Company has against Parera. The Company intends to vigorously defend the lawsuit and expects to prevail or obtain a favorable settlement. However, there can be no assurance that the lawsuit will be decided or resolved in the Company's favor. Although the Company believes the foregoing action will ultimately be settled in its favor, it is too early to determine with any accuracy what the actual outcome may be. Should Parera be successful in obtaining judgments in its favor, including any substantial monetary damages or a temporary or permanent injunction with regard to the Company's products, the Company could be forced to discontinue operations and seek liquidation. In addition, the Company has very limited financial and other resources with which to respond and defend the above action.

         On August 22, 1996, the Company was sued by a former employee in the United States District Court for the Southern District of New York. The Company was served with process on August 26, 1996. The complaint alleges that the Company owes the employee back wages and further alleges that the Company wrongfully rescinded stock options for approximately 37,500 shares of the Company's stock. The Company has not yet responded to the complaint and is currently investigating the allegations. The response is due on September 30, 1996.

         In connection with the October 1995 private placement, the accredited investor, T.I.S. Acquisition and Management Group, Inc. (T.I.S. Acquisition), has made a claim for certain legal and other expenses under the terms of a Stock Purchase Agreement entered into by the Company and T.I.S. Acquisition. T.I.S. Acquisition is claiming approximately $138,000 in expenses in connection with acquiring 1,410,000 shares of the Company's common stock. The Company believes that T.I.S. Acquisition breached the contract by not providing a "best efforts fund raising" effort. In addition, the Company believes a significant amount of the expenses claimed are not properly chargeable to the Company. Since the Company does not believe it is responsible for these expenses, it has made no provision for them in the accompanying financial statements.

         There can be no assurance that any of this litigation will be resolved in the Company's favor and a final determination against the Company in any of such cases would have a material adverse effect on the Company.

         New Management, Ability to Recruit Sales, Service and Implementation Personnel. The Company's new management have a very limited history in operating the Company or experience in managing a company with the problems and of the size and stage of development of the Company. There can be no assurance that the Company's management will be successful in meeting their planned objectives for the Company. The ability to achieve anticipated revenues is substantially dependent on the ability of the Company to attract on a timely basis and retain skilled personnel, especially key management, sales, service and implementation personnel. The Company believes that its future success will depend in large part on its ability to attract and retain highly skilled technical, managerial, marketing and professional services personnel to ensure the quality of products and services provided to its customers. Competition for such personnel, in particular for product development and implementation personnel, is intense, and the Company competes in the market for such personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company. There can be no assurance that the Company will be successful in attracting and retaining skilled personnel. The Company's inability to attract and retain qualified employees would have a material adverse effect on the Company's business.

         Substantial Competition. The software field is a growing one and, in addition to the computer manufacturers which also offer software products performing functions similar to the Company's products, a large number of publishing companies and software developers are introducing new software programs and systems into the market. Existing competitive products offered by companies with greater financial or marketing resources, and additional competitive products that may be developed in the future, could adversely impact and limit the Company's revenues. There can be no assurance that competitors do not have or will not offer or develop products that are superior to the Company's products or that achieve greater market acceptance. In addition, suppliers of relational database management systems and companies that develop management information software applications for large multinational manufacturers have begun to target the firms targeted by the Company and offer applications that compete in the Company's markets. As a result, competition (including price competition) is likely to increase substantially, which may result in price reductions and loss of market share. The Company may also face market resistance from potential customers from the large installed base of legacy systems, who may be reluctant to commit the time and resources necessary to convert to an open systems-based client/server software product. As the client/server computing market expands, a large number of companies, many with significantly greater resources than the Company, may enter the market or increase their market share by acquiring or entering into alliances with competitors of the Company. There can be no assurance that the Company will be able to compete successfully against its competitors or that the competitive pressures faced by the Company will not adversely affect its financial performance.

         The Company sells in a highly fragmented market consisting of a few large multinational suppliers and a much larger number of small, regional competitors. The Company believes that its industry will experience consolidation which may further increase the competitive pressures facing similar companies. In order to compete effectively in the broad markets which the Company presently targets, the Company will need to continue to grow and attain sufficient size to ensure that it can develop new products, in a timely basis, in response to evolving technologies and customer demands and sell such products to a variety of manufacturing industries worldwide. No assurance can be given that the Company will be able to grow sufficiently to enable it to compete effectively.

         The Company believes that its history of financial and product performance problems has negatively affected its image in the marketplace and that it has lost potential business from potential clients who expressed concerns about the Company's current financial status and ability to remain solvent. It is impossible to predict what effect these issues may have on the Company's future market image, overall competitiveness and ability to market its products.

         Dependence on One Product. Substantially all of the Company's revenues are expected to be derived from the sale of its GT Purchase PRO 5.0 and related support services. Accordingly, any event that adversely affects fees from such product or fees derived from the sale of such product, such as competition from other products, significant flaws in the product or incompatibility with third party hardware or software products, negative publicity or evaluation, or obsolescence of the hardware platforms or software environments in which the product runs, could have a material adverse effect on the Company's results of operations. The Company's future financial performance will depend on the continued development and introduction of new and enhanced versions of GT Purchase PRO 5.0 and other products, and on customer acceptance of such new enhanced products.

         Rapid Technological Change and New Products. The market for the Company's software products is characterized by rapid technological advances, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. Accordingly, the Company's future success will depend upon its ability to enhance its current products and develop and introduce new products that keep pace with technological developments, satisfy varying end-user requirements and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments or end-user requirements, or any significant delays in product development or introduction, could severely damage the Company's competitive position and have an adverse effect on revenues. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely basis or that the Company will not experience significant delays in the future which could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance. The Company may need to expand its outside development agreements or recruit an internal product development staff to meet these challenges. There can be no assurance that the Company will be successful in hiring and training adequate product development personnel to meet its needs.

         Dependence on Third Party Software and Hardware. GT Purchase PRO 5.0 incorporates and uses software products and computer hardware and equipment developed by other entities. The relational database management systems used in the Company's products, and the operating systems on which the Company's products can function, have been developed or are owned by third-party entities. There can be no assurance that all of these entities will remain in business, that such entities will continue to support these product lines, that their product lines will remain viable or that these products will otherwise continue to be available to the Company.

         Dependence on Third Party Developers. The Company is currently relying on the expertise and personnel provided by third party software developers for the development of, and customization and installation work that is required in connection with, GT Purchase PRO 5.0. There can be no assurance that the third party developers will continue to provide services to the Company on acceptable terms or at all. In the event that the Company would be unable in the future to reach an agreement with the third party developers, the Company may incur expense and delay in satisfying customer needs associated with recruiting a suitable replacement group and negotiating an agreement on terms acceptable to the Company. The failure to maintain a relationship with third party developers could have a material adverse effect on the Company.

         Intellectual Property and Proprietary Rights. The Company intends to rely on a combination of copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and other industry standard methods for protecting ownership of its proprietary software. There can be no assurance, however, that, in spite of these precautions, an unauthorized third party will not copy or reverse-engineer certain portions of the Company's products or obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the mechanisms used by the Company to protect its software will be adequate or that the Company's competition will not independently develop software products that are substantially equivalent or superior to the Company's software products. An independent software development group, with which the Company had entered into a software development agreement, has recently filed suit against the Company which claims, among other things, copyright infringement and breach of contract. See RISK FACTORS - Litigation.

         The Company expects that, as the number of software products in the industry increases and the functionality of these products further overlaps, software products will increasingly be subject to claims of infringement on third party proprietary rights. Any such claim, whether with or without merit, could result in costly litigation and require the Company to enter into royalty or licensing arrangements. Such royalty or license arrangements, if required, may not be available on terms acceptable to the Company or at all.

         NASD Requirements. The Common Shares are traded in the over-the-counter market and reported in the National Association of Securities Dealers, Inc.'s ("NASD") OTC Bulletin Board or in the "pink sheets" as reported by the National Quotation Bureau, Inc. However, because the bid price of the Common Shares has consistently been below $5.00 per share, the Common Shares, when recommended by a broker-dealer, are subject to the limitations of Rule 15g-9 under the Exchange Act, which Rule imposes additional sales practices requirements on broker-dealers which sell the Common Shares (1) to persons other than (a) existing customers with a previous history of trading through such broker-dealer, (b) institutional accredited investors (for example, a bank or savings and loan association) and (c) a director and/or officer of the Company and/or the beneficial owner of 5% or more of the Common Shares or (2) in transactions not exempt by the Rule. For transactions under Rule 15g-9, the broker-dealer must obtain written information from the prospective purchaser as to his or her financial situation, investment experience and investment objectives and, based on such information, reasonably determine that transactions in the security are suitable for that person and that the prospective investor (or his or her independent adviser) has sufficient knowledge and experience in financial matters so as to be reasonably expected to be capable of evaluating the risks of transactions in such security. The broker-dealer must also receive the purchaser's written agreement to the transaction prior to the sale. Certain broker-dealers, particularly if they are market makers in the Common Shares, will have to comply with the disclosure requirements of Rules 15g-2, 15g-3, 15g-4, 15g-5 and 15g-6 under the Exchange Act. Consequently, Rule 15g-9 and these other Rules may adversely affect the ability of broker-dealers to sell the Common Shares and also may adversely affect the ability of purchasers in this offering to sell their shares in the secondary market.

         Authorized Shares. The Company currently has 15,000,000 authorized Common Shares. After accounting for the warrants the Company is required to issue, shares reserved under stock option plans, outstanding warrants and shares required to be reserved under various warrant antidilution provisions, the Company believes it will have a limited number of authorized but unissued shares available for raising any additional required capital. Any increase in the Company's authorized Common Shares would require a shareholder vote at a shareholder meeting. There can be no assurance that such remaining authorized Common Shares will be sufficient to allow the Company to raise any additional required capital or that the Company would have sufficient funds to pay the expenses of a shareholder meeting and proxy solicitation for the purpose of increasing the number of authorized shares. Furthermore, there can be no assurance that any request for shareholder approval of an increase in the number of authorized shares would be approved.

         Dividends. In view of the cash requirements of the Company and the current and anticipated operating losses, the Company does not intend to pay dividends on the Common Shares in the foreseeable future.

Item 2.           Description of Properties

         Effective October 1, 1995, the Company relocated its offices to 2801 Fruitville Road in Sarasota, Florida, where it occupies approximately 3,833 square feet under a lease expiring September 30, 2000. For the first ten months of the lease, monthly rentals were $3,332.54 per month. Subsequent monthly rentals is $ 5,212.09.

         Prior to October 1, 1995, the Company maintained its offices in Marlborough, Massachusetts. This lease was terminated by mutual consent. In connection with the termination, the Company paid a $50,000 termination fee.

         Subsequent to May 31, 1996, the Company is formulating plans to relocate to the Boston area.

Item 3.           Legal Proceedings

         On February 12, 1996, the Company was sued by Parera Information Services Inc. in the United States District Court for the District of Massachusetts. Parera and the Company had been parties to a software development agreement (See Item 1 - Recent Events). The complaint seeks unspecified money damages for alleged breach of contract, copyright infringement, misrepresentation and violation of the Massachusetts Consumer Protection Act. Additionally Parera seeks injunctive relief prohibiting the Company from marketing its GT Purchase PRO Version 5.0 software, declaring Parera as the owner of the software and freezing the assets of the Company.

         The Company has asserted counterclaims against Parera seeking money damages as well as the return of equipment loaned to Parera pursuant to the software development agreement.

         On April 12, 1996 the Court denied Parera's request for a preliminary injunction. On the same date the Court ordered the parties to complete discovery within 60 days. Discovery was concluded on or about June 13, 1996 and Parera renewed its motion for preliminary injunction. On July 30, the Court held a hearing on the renewed motion for preliminary injunction. The renewed motion was denied by the Court on August 1, 1996. The matter is now scheduled for trial to commence on November 4, 1996.

         The Company has vigorously defended itself against Parera's claims. Discovery has not revealed a strong basis for Parera's claims of ownership of any rights to the software or originality by Parera. Moreover, Parera has to date been unable to identify with particularity what portions of the software, if any, use protected expression belonging to Parera. The breach of contract action is weakened by the express terms of the software development agreement, which provides that Parera's rights under the software development agreement were terminated when Parera terminated the contract on December 1, 1995. The Company strategy is to prove at trial that Parera's claims are baseless and that Parera is in fact liable to the Company for its conduct.

         The Company is unable to predict the likelihood of an unfavorable outcome in this matter although as stated above there are strong defenses to the claims and the Court has twice determined that Parera has not established a likelihood of success on the merits in denying Parera's motions for preliminary injunction.

         On August 22, 1996 the Company was sued by a former employee in the United States District Court for the Southern District of New York. The Company was served with process on August 26, 1996. The complaint alleges that the Company owes the employee back wages and further alleges that the Company wrongfully rescinded stock options for approximately 37,500 shares of the Company's stock. The Company has not yet responded to the Complaint and is currently investigating the allegations. The response is due on September 30, 1996.

         In connection with the October 1995 private placement, the accredited investor, T.I.S. Acquisition and Management Group, Inc. (T.I.S. Acquisition), has made a claim for certain legal and other expenses under the terms of a Stock Purchase Agreement entered into by the Company and T.I.S. Acquisition. T.I.S. Acquisition is claiming approximately $138,000 in expenses in connection with acquiring 1,410,000 shares of the Company's common stock. The Company believes that T.I.S. Acquisition breached the contract by not providing a "best efforts fund raising" effort. In addition, the Company believes a significant amount of the expenses claimed are not properly chargeable to the Company. Since the Company does not believe it is responsible for these expenses, it has made no provision for them in the accompanying financial statements.


Item 4.           Submission of Matters to a Vote of Security-Holders

         None.


PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

Market Information

         The Common Shares are traded in the National Association of Securities Dealers OTC Bulletin Board (Symbol: GTSW). The following table sets forth the range of high and low bid quotations of the Common Shares for each quarterly period during the two fiscal years ended May 31, 1996 as reported by NASD Bulletin Board. The quotations in the table and the succeeding paragraph represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown, or commissions and may not necessarily represent actual transactions.

                                                     Bid
                                    ------------------------------------
Period                              High                            Low
- ------                              ----                            ---

Fiscal Year Ending
May 31, 1996
First Quarter                    $1 - 1 / 4                     $9 / 16
Second Quarter                   $1 - 5 / 32                    $9 / 16
Third Quarter                    $1 - 11 / 16                   $11 / 32
Fourth Quarter                   $1 - 5 / 8                     $5 / 8


                                                     Bid
                                    -------------------------------------
Period                              High                            Low
- ------                              ----                            ---

Fiscal Year Ending
May 31, 1995
First Quarter                    $2 - 13 / 16                   $2 - 1 / 16
Second Quarter                   $3 - 1 / 8                     $2 - 5 / 16
Third Quarter                    $2 - 3 / 4                     $2 - 5 / 32
Fourth Quarter                   $2 - 7 / 16                    $15 / 16

         The closing bid sales price of the Common Shares on August 2, 1996 in the NASD OTC Bulletin Board (as reported by the NASD) was $15 / 32 per share.


Holders

         The number of holders of record of the Common Shares at August 1, 1996 was 402. Management of the Company is of the opinion that, based on copies of proxy statements and Annual Reports requested by brokers, banks and other record holders for beneficial owners in connection with the last two meetings of shareholders, that a significant number of registered shares are held for beneficial owners.

Dividends

         The Company has never paid cash dividends on the Common Shares nor does the Board of Directors anticipate the Company paying cash dividends in the foreseeable future because of the financial requirements necessary to develop operations.

NASD Requirements

         Under the NASD's maintenance criteria for continued listing of the Common Shares in the NASDAQ System, a company must, among other criteria, have minimum capital and surplus of $1,000,000, total assets of $2,000,000 and a per share bid price of $1.00.

         The NASD, by letter dated June 29, 1995, notified the Company that (1) because the Common Shares failed to maintain a closing inside bid price greater than, or equal to, $1.00 per share during the ten consecutive trade dates preceding the date of the letter, the Company was not in compliance with that maintenance criteria; (2) because the Company did not meet both aspects of the alternative maintenance criteria to the per share bid price of having its capital and surplus exceed $2,000,000 and its public float for the Common Shares exceed $1,000,000, and (3) if, within 90 calendar days of the date of the letter, the Common Shares failed to close at a bid price of $1.00 or more, the Common Shares would become subject to a formal delisting action. In December, 1995, the Company was not in compliance with the three requirements, and was de-listed from the NASDAQ system.

         The Company's Common Shares continue to be traded in the over-the-counter market and reported in the NASD's OTC Bulletin Board or in the "Pink Sheets" as reported by the National Quotation Bureau, Inc. However, because the bid price of the Common Shares was below $5.00 per share when the Common Shares were delisted from the NASDAQ System, the Common Shares, when recommended by a broker-dealer, are subject to the limitations of Rule 15g-9 under the Exchange Act, which Rule imposes additional sales practices requirements on broker-dealers which sell the Common Shares (1) to persons other than (a) existing customers with a previous history of trading through such broker-dealer, (b) institutional accredited investors (for example, a bank or savings and loan association) and (c) a director and/or officer of the Company and/or the beneficial owner of 5% or more of the Common Shares or (2) in transactions not exempt by the Rule. For transactions under Rule 15g-9, the broker-dealer must obtain written information from the prospective purchaser as to his or her financial situation, investment experience and investment objectives and, based on such information, reasonably determine that transactions in the security are suitable for that person and that the prospective investor (or his or her independent adviser) has sufficient knowledge and experience in financial matters so as to be reasonably expected to be capable of evaluating the risks of transactions in such security. The broker-dealer must also receive the purchaser's written agreement to the transaction prior to the sale. Certain broker-dealers, particularly if they are market makers in the Common Shares, will have to comply with the disclosure requirements of Rules 15g-2, 15g-3, 15g-4, 15g-5 and 15g-6 under the Exchange Act. Consequently, Rule 15g-9 and these other Rules may adversely affect the ability of broker-dealers to sell the Common Shares as a result of the delisting.

Item 7. Management's Discussion and Analysis of Operations and Plan of Operations

Results of Operations

         Fiscal 1996 was a very disappointing year for both the sales and the product development of Greentree. From a sales perspective, GT Purchase PRO version 4.0 had been released, but, as has been stated, the development tool on which it was built was flawed. While a rewrite of the system in another development tool was already underway, it had not been released, so that all new sales activities were focused on selling the new product as a future sale. This in turn built up demand for the new product, putting high pressure on the Company to deliver the new product as soon as possible. With the cancellation of the original development contract, the Company quickly located and entered into a new development agreement with a second Powerbuilder development house. As a result, the new GT Purchase PRO product developed for the client/server marketplace was not released until the end of February 1996, and before full quality control had been able to be completed, resulting in additional installation work diverting resources from the selling effort.

Fiscal Year Ended May 31, 1996 Versus 1995

         Total sales (composed of product and services revenues) for fiscal 1996 were $305,132 compared to $558,982 for fiscal 1995, reflecting a decrease of $253,850 or 45.4%. Product revenues for fiscal 1996 were $ 125,785 compared to $315,843 for fiscal 1995, a decrease of $190,008 or 60.2%. Services revenue for fiscal 1996 were $ 179,347 compared to $243,139 for fiscal 1995, a decrease of $63,792, or 26.2%. Included in services revenue for fiscal 1996 were training and dealer fees of $13,565 compared to $51,372 for fiscal 1995, a decrease of $37,807 or 73.6%. Also included in service revenues for fiscal 1996 were maintenance revenues of $165,782 compared to $191,767 for fiscal 1995, a decrease of $25,986 or 13.6%.

         The primary reason for the decline in sales was due to the need to rewrite significant portions of the GT Purchase PRO source code using a new development tool. This was due to the Company's inability to adequately address the performance deficiencies created by `bugs' in one of the tools previously utilized by the Company to develop GT Purchase PRO. Further delays in bringing GT Purchase PRO to market in its rewritten form were due to repeated delays in securing the funding necessary to continue GT Purchase PRO development. All sales in fiscal 1996 were made by the Company's internal sales force, and management anticipates that the majority of all sales in fiscal 1997 will also be made by the Company's internal sales force.

         Due to the Company's continued losses from operations, difficulties in successfully releasing GT Purchase PRO and securing significant product sales, the Company experience difficulties in securing the funds necessary to support the negative cash flow from operations during fiscal 1996, and the timely redevelopment of GT Purchase PRO (See the section "Liquidity and Capital Resources" in this section for further comments.) In addition, the Company believes that certain prospective customers may have deferred orders, or not placed orders, due to concerns with respect to the financial viability of the Company.

         Additional funding will be required during the second quarter of fiscal 1997 to facilitate marketing and customer support efforts. There can be no assurance that funding will be available, or that, if obtained, will be sufficient to support the Company's operations until such time that as the Company's operations may be sustained from operating cash flows.

         Although management believes that the CAP3 system is still a viable product to those companies that will be maintaining their DOS-based operating environments, an increasing proportion of companies are migrating to other operating environments particularly Microsoft's Windows and Windows 95, which is used by GT Purchase PRO. Of the $125,785 in product revenue for fiscal 1996 and the $315,843 in product revenue for fiscal 1995, $12,280 or 9.8% in fiscal 1996 and $32,416 or 10.3% in fiscal 1995 were related to sales of the CAP3 system. Furthermore, management has determined that as of September 1, 1996, the Company will cease to accept new orders for the CAP3 system due to declining potential for future sales as compared to the effort required to support new CAP3 customers, consistent with the Company's obligations under Maintenance Agreements with its customers.

         The cost of sales for fiscal 1996 decreased to $523,853 from $1,240,561 in fiscal 1995, a decrease of $716,708 or 57.8%. One of the primary reasons for this decline was reduced amortization of deferred software development costs and reduced write-offs of development costs, particularly write-offs incurred in fiscal 1995 of development costs associated with the problematic development tool being used to develop GT Purchase PRO through April 1995. Two other primary reasons for the reduced cost of sales was lower compensation expense and lower outside programmer, consultant and contract labor expense. As of May 31,1996 the Company had recorded $768,516 in net capitalized software costs. Capitalization costs are being amortized on a straight-line basis over thirty six months from the date of product release. Management continues to believe that these capitalized amounts are recoverable given the expected revenue increase from GT Purchase PRO; however, should revenues not increase to the levels expected by Management, these amounts would have to be written down to their realizable values, which could result in a material charge against earnings.

         Selling expenses for fiscal 1996 were $562,272 compared to $839,599 in fiscal 1995, a decrease of $277,327 or 33%. This decrease was primarily due to reduced compensation expense and reduced advertising and promotion costs as a result of the Company's decision in April 1995 to rewrite substantial portions of GT Purchase PRO and therefore to scale down marketing activities in advance of the release of GT Purchase PRO.

         General and administrative expenses for fiscal 1996 were $597,175 compared to $860,163 for the prior year, a decrease of $62,988 or 7.3%. This decrease was due to lower occupancy costs, decreased professional fees, and general efforts to restrict expenses while the Company awaited the completion of the rewrite of GT Purchase PRO. These efforts were offset in part by relocation expenses associated with the move of the Company's office from Marlborough, Massachusetts to Sarasota, Florida.

         Interest expense for fiscal 1996 was $744 compared to $41,251 for the prior year, a decrease of $40,507 or 98.2%. Interest income for fiscal 1996 was $2,432 compared to $47,346 in fiscal 1995, a decrease of $44,914 or 94.9%. This decrease is due to the elimination of the Note Payable and the related Certificate of Deposit (see Notes to the Financial Statements).

         For fiscal 1996, the Company reported a net loss of $1,576,480 (or $.24 per share) a decrease of $858,766 ($.24 per share) or 36.2%. This loss was caused by the lower than anticipated sales volume, but was reduced due to the lower operating expense, as indicated above.

Liquidity and Capital Resources

         During fiscal 1996, the Company raised $1,576,741, net of cash placement agent fees and other issue costs, from the issuance of Common Shares in Private Placements in October and December 1995 and January and April and May of 1996. All such proceeds were used to fund product development, sales and the Company's general operating expenses. The Company currently anticipates that it will require additional and ongoing outside funding to continue operating until such time that the Company is able to generate product sales sufficient to offset its working capital deficit and ongoing operating expenses. There can be no assurance that the Company will be successful in securing outside funding or, if available, upon what terms.

         The Company had a working capital deficit of $645,258 as at May 31, 1996 as compared with a working capital deficit of $569,502 as at May 31, 1995, an increase of $75,756. The primary reason for this decrease in working capital is the decreased use of cash to fund operations for fiscal 1996. Cash at May 31, 1996 was $249,525 as compared to $157,621 on May 31, 1995, a decrease of $8,361.
At September 11, 1996, the Company had expended substantially all of it's cash balances.

         The Company incurred approximately $31,723 in capital expenditures during fiscal 1996, as compared to $91,904 during fiscal 1995.

         (See the Independent Auditors' Report and Note 1 to Notes to Financial Statements in Item 7 to this Report regarding the continued existence of the Company as a "going concern").

Plan of Operation

Management Reorganization

         Upon consummation of the private offering of shares to the TIS group, all but one of the members of the Company's senior management and all but one of the Directors of the Company resigned and were replaced by a new management team, as follows:

         George Michael Cassidy, Chief Executive Officer, and J. Robert Gary, Chief Financial Officer and a Director, resigned from the Company in August 1995. Jeffrey B. Pinkerton, President, was retained as Vice President for Product Development, reporting to Mr. John Medico, previously with the TIS Group, who joined the Company as its Chief Executive Officer and President. Douglas Fleming, Vice President of Operations, was offered the option of relocating with the Company to Sarasota, Florida, which he declined, and accordingly resigned from the Company effective September 30, 1995, with the intention of completing the product development as an independent contractor.

         During that period, Mr. Medico relocated the Company from its Marlborough, Massachusetts office, to Sarasota, FL, and recruited Mr. Arnold Muhlbach as Chief Financial Officer, Secretary and Treasurer. At TIS's request, Mr. Pinkerton became a Director of the Company in October 1995.


Item 7.           Financial Statements

INDEX TO FINANCIAL STATEMENTS

                                                              Page
Independent Auditors' Report                                   F-1

Balance Sheets at May 31, 1996 and 1995                        F-2

Statements of Operations for the years ended
May 31, 1996 and 1995                                          F-3

Statements of Stockholders' Equity for the years
ended May 31, 1996 and 1995                                    F-4

Statements of Cash Flows for the years ended
May 31, 1996 and 1995                                          F-5

Notes to Financial Statements                                  F-6


Item 8.         Changes in and Disagreements with Accountants.

                None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
                  Exchange Act.


Executive Officers and Directors

         As of September 1, 1996, the executive officers and directors of the Company were as follows:

                                                                  Year Became
                                                                  Officer or
        Name           Age      Position with Company              Director
        ----           ---      ---------------------              ----------
Brad I. Markowitz       38      Chairman of the Board and a
                                director                                1994

Jeffrey B. Pinkerton    48      President and a director                1994

         Each executive officer is elected to serve at the discretion of the Board of Directors. For information relating to agreements which the Company has with certain of the persons named in the above table, see the section "Employment Agreements" in Item 10 to this Report.

Family Relationships

         There are no family relationships among any directors or executive officers of the Company.

Business History

         Joining the Company as Chairman of the Board on February 16, 1994, Brad
I. Markowitz has been President and a director of Focus Capital Corp., a New York investment banking firm, from October 1990 to the present. From May 1987 to March 1993, Mr. Markowitz was Vice President of The ADCO Group, a New York company involved in real estate, banking and venture capital funding. He is also an officer and director of a number of private companies and President and a Director of Buckeye Communications, Inc.

         Jeffrey B. Pinkerton, prior to rejoining the Company on February 17, 1994, was, from June 1991 until February 16, 1994, owner of Viewpoint Consulting in Ridgewood, New Jersey, a reseller for the Company's software products. From September 1987 through May 1991,

Mr. Pinkerton was Executive Vice President and a director of the Company.

         No director serves as a director of a company which has a security registered under Section 12(b) or (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or is an investment company registered under the Investment Company Act of 1940, as amended.

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of Forms 3 and 4 furnished to the Company under Rule 16a-3(e) promulgated under the Exchange Act with respect to fiscal 1995, the Company is not aware of any director or officer of the Company or beneficial owner of 10% or more of the outstanding shares of the Common Shares who failed to file reports required by Section 16(a) of the Exchange Act during such fiscal year or prior years. Based upon the Company's review of such forms, the Company is not aware of any director or officer of the Company or beneficial owner of 10% or more of the outstanding shares of the Common Shares who failed to file such reports on a timely basis, as disclosed in such forms, during such fiscal years or prior years.

                                                               Forms 4
                                                               -------
Name and Reporting Capacity                         Fiscal 1996     Fiscal 1995
- ---------------------------                         -----------     -----------
John J. Medico                                         1               --
Chief Executive Officer and President
(10/4/95 to 8/96)

Brad I. Markowitz, Chairman of the
Board and a Director                                   1               --

Jeffrey B. Pinkerton                                   --              1
President




Item 10.              Executive Compensation

         The following table sets forth summary compensation information paid or awarded during fiscal 1996 and 1995 and the fiscal year ended May 31, 1994 by the Company to (i) its Chief Executive Officer as of May 31, 1996 and (ii) each highly paid executive who served at the end of fiscal 1996 whose total annual salary and bonus exceeded $100,000:


                                   Annual Compensation                          Long-Term Compensation
                                                                               Awards             Payouts
                                                                               ------             -------
                                                             Other
                                                             Annual    Restricted  Options/    LTIP     All Other
Name and Principal                                           Compen-     Stock      SARs      Payouts    Compen-
   Position                   Year       Salary      Bonus   sation      Award      (#)        ($)       sation
   --------                   ----       ------      -----   ------      -----      ---        ---       -------
John J. Medico
  Chief Executive Officer    1996 (1)   $87,500 (1)   --       --         --         --          --        --

Jeffrey B. Pinkerton
  President                  1996 (2)   108,750 (2)   --       --         --         --          --        --
  President                  1995       120,000       --       --         --         --          ..        --
                             1994       35,923        --       --         --         --          --        --


- ---------------

(1) Mr. Medico was appointed President and Chief Executive Officer by the Board of Directors on October 4, 1995 and resigned on August 9, 1996.

(2) See note (1) to the table in the section "Executive Officers and Directors" in Item 9 to this Report for information as to the officership and designation held by Mr. Pinkerton in the Company during fiscal 1994 and thereafter. See also the section "Employment Agreements" in this Item 10 to this Report.

         No individual grants were made during fiscal 1996 to any of the executive officers listed in the Summary Compensation Table noted above.

         No options were exercised during the year by any person holding options which were eligible to be exercised. The following table sets forth the fiscal 1996 ending option values for executive officers named in the Summary Compensation Table:


    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values


                                                                              Value of Unexercisable
                                                  Number of Unexercised      in-the-Money Options at
                     Shares        Value            Options at FY-End                 FY-End
      Name          Acquired      Received     Exercisable/Unexercisable     Exercisable/Unexercisable
      ----          --------      --------     -------------------------     -------------------------
Jeffrey B.             0             0                75,000/50,000                       $0/0
Pinkerton


(1) Based on the mean between the high bid and low asked prices supplied by the National Quotations Bureau in the NASDAQ System and reported by the NASD.

Directors

         Each director who is not an officer or employee of the Company receives a director's fee of $150 for each Board of Directors meeting attended. At the current time no director is eligible to receive the fee. Each director who is not an employee is eligible to receive after his election an option to purchase 2,500 of the Common Shares. Mr. Markowitz has not been granted any such option.

Employment Agreements

         Refer to the exhibits of this Form 10-KSB.

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management

         The following table sets forth information concerning the shares of the Common Shares owned beneficially as of August 1, 1996 by (1) each person known to the Company to own beneficially 5% or more of the Common Shares; (2) each director of the Company; (3) the chief executive officers of the Company as of May 31, 1996; (4) each executive officer of the Company as of May 31, 1996 whose compensation exceeded $100,000 in fiscal 1996; and (5) all directors and executive officers as a group. Each beneficial owner has advised the Company that he has sole voting and investing power as to the shares of the Common Shares, except as indicated in the notes below and except as to the options and warrants described in the notes below which do not have any voting power until exercised and the options which generally may not be transferred except in certain limited circumstances.

                                                                Percent of
                                     Number of                  Beneficial
Name and Address                     Shares                     Ownership (1)
- ----------------                     ---------                  --------

John J. Medico (2)                  83,335                      .66%
71 Hillside Road
Cumberland, RI 02864

Brad I. Markowitz (3)               302,710 (4)                2.41%
1 North Lexington Avenue
White Plains, NY 10601

Jeffrey B. Pinkerton (5)            186.766 (6)                1.49%
41 Indian Brook Road
Ashland, MA 01721

TIS Acquisition and                 1,410,000                  11.24%
   Management Group, Inc.
200 South Sixth Street
Suite 450
Minneapolis, MN

Primerica Life Insurance            666,666                    5.31%
   Company
3120 Breckenridge Blvd.
Duluth, GA 30199

Mark Cahill                         770,000 (7)                6.14%
666 Greenwich Street
New York, NY 10014

All directors and                   572,811 (2), (3)           4.5%
   executive officers as                and (5)
   a group (3 persons)

- ---------------

(1) The percentages computed in the table are based on 12,547,001 shares of the Common Shares being outstanding on August 1, 1996 and effect being given, where appropriate, pursuant to Rule 13d-3(d)(1)(i) under the Exchange Act, to any option or warrant then exercisable or exercisable within 60 days thereafter.

(2) Mr. Medico was the Chief Executive Officer of the Company from October 4, 1995 to August 9, 1996.

(3) Mr. Markowitz is the Chairman of the Board and a director of the Company.

(4) The shares reported in the table reflect 63,267 shares owned by Focus Capital Corp., 108,402 shares issuable upon the exercise of two February Warrants and 114,375 shares issuable upon the exercise of a Placement Agent's Warrant, which Warrants are also held by Focus Capital Corp. and 16,666 and of record by Mr. Markowitz. Mr. Markowitz is the President and a director of Focus Capital Corp. and his wife is the sole shareholder. He disclaims beneficial ownership of 286,044 of such shares.

(5)      Mr. Pinkerton is President and a director of the Company.

(6) The shares reported in the table include 53,499 shares issuable upon the exercise of two February Warrants, 50,000 shares issuable upon the exercise of options granted pursuant to the 1994 Option Plan and 50,000 shares issuable upon the exercise of options granted pursuant to the 1987 Option Plan.


(7) Of such 770,000 shares, 36,667 are owned of record by Raymond James as Custodian of the IRA Account of Mark Cahill.


         The Company is not aware of any arrangements, the operation of which may at a subsequent date result in a change in control of the Company.


Item 12.          Certain Relationships and Related Transactions

         None.

Item 13.          Exhibits, Lists, and Reports on Form 8-K

(a)      Exhibits

         The following exhibits (1) which are designated with a footnote reference are incorporated by reference to a prior registration statement declared effective under the Securities Act or a periodic report filed pursuant to Section 13 of the Exchange Act and (2) which are designated with an asterisk are filed with this Report. As to the Exhibits 10(k) and 10(k)
(1) designated with a double asterisk, confidential treatment has been granted as to certain aspects of two of the exhibits to each of the Agreement and the Addendum.


Number                 Exhibit
- ------                 -------

3(a)                   Certificate of Incorporation of the Company. (1)

3(a)(1) Amendment to Certificate of Incorporation of the Company as filed in the State of New York on August 18, 1983. (1)

3(a)(2) Amendment to Certificate of Incorporation of the Company as filed in the State of New York on January 26, 1988.(2)

3(a)(3) Amendment to Certificate of Incorporation of the Company as filed in the State of New York on December 23, 1993.
                       (11)

3(a)(4) Amendment to Certificate of Incorporation of the Company as filed in the State of New York on April 28, 1994. (11)

3(b)                   By-Laws of the Company. (3)

4(a)                   Form of Warrant expiring February 15, 1998 issued by the
                       Company in   the February and June 1994 private
                       placements. (4)

4(b) Form of Warrant expiring February 15, 1998 issued by the Company to Raymond James & Associates, Inc., acting through its division Awad & Associates, is the same Warrant as Exhibit 4(a).

4(c) Form of Warrant expiring June 10, 1997 issued by the Company in the June 1992 private placement. (5)

4(d) Warrant expiring June 10, 1997 issued by the Company to Pennsylvania Merchant Group Ltd ("PMG"). (6)

4(e)                   Warrant expiring June 10, 1997 issued by the Company to
                       Gold & Wachtel. (6)

4(f) Warrant expiring October 28, 1994 issued by the Company to James A. Schacher. (7)

4(g) Warrant which expired August 6, 1993 issued by the Company to James Horan. (7)

4(h) Warrant expiring April 30, 1998 issued by the Company to Princeton Securities Corp. (11)

4(i)*                  Warrant expiring January 31, 1999 issued by the
                       Company to Wm Smith & Co.

10(a)                  The Company's Non-Qualified Stock Option Plan. (8)

10(a)(2)               The Company's Stock Option Plan of 1994. (11)

10(b) Employment Agreement dated June 4, 1987 between the Company and Mr. Joseph I. Kesselman. (7)

10(b)(1) Employment Agreement dated June 14, 1990 between the Company and Mr. Kesselman. (9)

10(b)(2) Employment Agreement dated February 12, 1991 between the Company and Mr. Kesselman. (8)

10(b)(3) Employment Agreement dated June 8, 1992 between the Company and Mr. Kesselman. (2)

10(c) Employment Agreement dated September 28, 1987 between the Company and Mr. James A. Schacher. (7)

10(c)(1) Employment Agreement dated February 12, 1991 between the Company and Mr. Schacher. (8)

10(d) Form of Convertible Note due April 1, 1991 between the Company and certain private investors. (8)

10(e) Placement Agent Agreement dated June 4, 1992 between the Company and PMG. (2)

10(f) Form of Purchase Agreement dated as of February 16, 1994 by and between the Company and the purchasers in the February 1994 private placement. (4)

10(g) Agreement dated January 19, 1994 between the Company and Awad & Associates. (4)

10(g)(1) Amendments dated February 16 and 18, 1994 substituting Raymond James & Associates, Inc., acting through its division Awad & Associates, in the agreement filed as
                       Exhibit 10(g). (4)

10(h) Lease dated April 30, 1983 between Lexington Ave. & 42nd St. Corporation, as landlord, and the Company and Dunwoodie Communications, Inc., as tenants. (2)

10(h)(1) Lease dated March 15, 1994 between R.K. Associates, Inc., as landlord, and the Company, as tenant. (11)

10(i)                  Form of standard maintenance agreement of the Company.
                       (8)

10(j) Form of standard customer license agreement of the Company. (8)

10(k)** Value Added Dealer Agreement dated October 1991 between MCI Telecommunications Corporation and the Company. (2)

10(k)(1)**             Addendum to Agreement, effective as of January 1, 1992,
                       between the Company and MCI International, Inc. (2)

10(l)                  Letter dated July 23, 1992 from the Company to George M.
                       Cassidy. (10)

10(l)(1) Employment Agreement dated February 17, 1994 between the Company and George M. Cassidy. (11)

10(m)                  Letter dated June 22, 1992 from the Company to
                       Joseph Crichton. (10)

10(n)                  Letter dated September 16, 1992 from the Company to
                       J. Robert Gary. (10)

10(n)(1) Employment Agreement dated February 17, 1994 between the Company and J. Robert Gary. (11)

10(o) Acceptance letter from Trainor Data Systems ("Trainor") for the $200,000 fixed-price creation of Greentree Software, Inc.'s CAP4 software. (3)

10(o)(1) Agreement to Complete Development on CAP4 between Nicheware and Greentree Software, Inc. dated March 7, 1994. (11)

10(p)                  Delrina Corporation Pro Var Membership Agreement. (3)

10(q) Employment Agreement dated February 17, 1994 between the Company and Jeffrey B. Pinkerton. (11)

10(r) Agreement dated September 23, 1993 between Focus Capital Corp. and the Company. (11)

10(s)* Financial Consulting Agreement dated January 31, 1995 between Wm Smith & Co. and the Company

10(t)*                 Placement Agent Agreement dated April 26, 1995 between
                        the Company and Wm Smith Securities, Inc.

10(t)(1)*              Amendment dated May 26, 1995 between Wm Smith
                       Securities, Inc., as Placement Agent and the Company.

10(t)(2)*              Amendment dated July 6, 1995 between Wm Smith
                       Securities, Inc., as Placement Agent, and the Company.

10(u)* Proposed investment letter between TIS Acquisitions and Management Group, Inc. and the Company executed
                       August 18, 1995.

10(v) Registration Rights Agreement dated as of December 25, 1995 among the Company and certain of its Shareholder.
                       (10)

10(w) Registration Rights Agreement dated as of April 23, 199 among the Company and certain of its Shareholders. (10)

10(x)                  Form of Warrant issued to Wm. Smith Securities &
                       Gilmore & Co. (10)

10(y)                  Lease between the Company and Fruitville-Tuttle Ltd.

22                     Subsidiaries of the Company. (2)

23.1                   Consent of KPMG Peak Marwick LLP.

- ---------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-18, File No. 2-86249-NY.

(2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.

(3) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1993.

(4) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on March 2, 1993.

(5) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on June 26, 1992.

(6) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on July 15, 1992.

(7) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1987.

(8) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

(9) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1990.

(10) Incorporated herein by reference to the Company's Registration Statement on Form S-1, File No. 333-45475.

(11) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1994.

         (b)      Reports on Form 8-K

                  On May 28, 1996 the Company filed a report on Form 8-K disclosing the closing of the sale of 871,523 shares of its common stock to accredited investors.

                  On August 25, 1995 the Company filed a report on Form 8-K disclosing that it had entered into a conditional, non-binding letter of intent to effect a private offering to an accredited investor of 3,125,000 shares of its common stock.

                  On November 10, 1995 the Company filed a report on Form 8-K disclosing, inter alia, that it had on October 27, 1995 closed an offering of 1,344, 216 shares of common stock to an investor.

                  On January 2, 1996 the Company filed a report on Form 8-K disclosing that on December 6, 1995 the Company had been informed by NASDAQ that its securities would be delisted from the NASDAQ small corp. market effective as of December 7, 1995.

                                   SIGNATURES
         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto to be duly authorized.

                                                        GREENTREE SOFTWARE, INC.
                                                               (Registrant)


Date:  September 12th, 1996

                                                     /s/ Jeffrey B. Pinkerton
                                                     ------------------------
                                                     Jeffrey B. Pinkerton
                                                     President, Chief Financial
                                                     Officer and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on September 12, 1996
         .
           Signature                                     Title
           ---------                                     -----

/s/ Jeffrey B. Pinkerton                           President, Chief Financial
- -----------------------                            Officer (Chief Executive
Jeffrey B. Pinkerton                               Officer, Principal Accounting
                                                   Officer and Principal
                                                   Financial Officer) and
                                                   Director

/s/ Brad I. Markowitz
- ----------------------
Brad I. Markowitz

                            GREENTREE SOFTWARE, INC.

                              Financial Statements

                             May 31, 1996 and 1995

                   With Independent Auditors' Report Thereon

                          Independent Auditors' Report
                               __________________

The Board of Directors and Stockholders
Greentree Software, Inc.:

We have audited the accompanying balance sheets of Greentree Software, Inc. as of May 31, 1996 and 1995 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greentree Software, Inc. as of May 31, 1996 and
1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 5 to the financial statements, the Company has incurred substantial losses from operations, has a working capital deficit, an accumulated deficit, and a liquidity deficiency, and is currently party to two lawsuits, one of which involves its rights to continue to sell its primary product. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           /s/ KPMG PEAT MARWICK LLP

St. Petersburg, Florida
September 11, 1996

                            GREENTREE SOFTWARE, INC.

                                 Balance Sheets

                             May 31, 1996 and 1995




Assets (note 1)                                1996            1995
________________________________         __________      __________
Current assets:
Cash and cash equivalents                $  249,525         157,621
Certificates of deposit                        --           775,000
Accounts receivable, net                    112,749          71,454
Inventories                                   4,854          17,114
Prepaid expenses and
other current assets                         17,153           8,280
                                         __________      __________
Total current assets                        384,281       1,029,469
                                         __________      __________
Property and equipment, net                 120,000         211,015

Other assets:
Customer list, net                           45,341          60,004
Deferred software
development costs, net                      768,516         513,382
Security deposits                             5,111          32,055
Other                                        10,382          56,877
                                         __________      __________
                                            829,350         662,318
                                         __________      __________
Total assets                             $1,333,631       1,902,802
                                         ==========      ==========


Liabilities and Stockholders' Equity           1996            1995
____________________________________   ____________    ____________
Current liabilities:
Accounts payable                       $    447,791         396,802
Notes payable                                  --           775,000
Accrued expenses                            430,296         252,828
Deferred revenue                            151,452         174,341
                                       ____________    ____________
Total current liabilities                 1,029,539       1,598,971
                                       ____________    ____________
Commitments, contingencies
and related party transactions

Stockholders' equity:
Common stock, $0.04 par
value, authorized 15,000,000
shares, issued and outstanding
9,503,662 and 4,750,474 shares,
respectively                                380,146         190,019
Additional paid-in capital               12,833,851      11,447,237
Accumulated deficit                     (12,820,873)    (11,244,393)
                                       ____________    ____________
                                            393,124         392,863
Less treasury stock
(28,684 shares), at cost                    (89,032)        (89,032)
                                       ____________    ____________
Total stockholders' equity                  304,092         303,831
                                       ____________    ____________
Total liabilities and
stockholders' equity                   $  1,333,631       1,902,802
                                       ============    ============
See accompanying notes to financial statements.

                            GREENTREE SOFTWARE, INC.

                            Statements of Operations

                       Years ended May 31, 1996 and 1995

                                    1996           1995
                             ___________    ___________
Net revenues:
Product                      $   125,785        315,843
Services                         179,347        243,139
                             ___________    ___________
                                 305,132        558,982
                             ___________    ___________
Costs and expenses:
Cost of revenues                 523,853      1,240,561
Selling expenses                 562,272        839,599
General and administrative       797,175        860,163
                             ___________    ___________
                               1,883,300      2,940,323
                             ___________    ___________
Operating loss                (1,578,168)    (2,381,341)

Interest income, net of
interest expense                   1,688          6,095
                             ___________    ___________
Net loss                     $(1,576,480)    (2,375,246)
                             ===========    ===========
Net loss per common share:
Net loss per common share    $      (.24)          (.54)
                             ===========    ===========
Weighted average number
of common shares
outstanding                    6,649,000      4,352,000
                             ===========    ===========

See accompanying notes to financial statements.

                           GREENTREE SOFTWARE, INC.

                       Statements of Stockholders' Equity

                       Years ended May 31, 1996 and 1995

                                                     Additional
                              Common stock            paid-in
                        Shares        Amount           capital
                        ------        ------           -------
Balance,
May 31, 1994           4,120,809    $    164,832      10,509,227
Net proceeds
from June
Private Placement         91,250           3,650         146,678
Net proceeds from
exercise of
February Warrants        377,794          15,112         729,834
Proceeds from
exercise of
stock options            160,621           6,425          61,948
Net loss                    --              --              --
                       ---------         -------      ----------
Balance,
May 31, 1995           4,750,474         190,019      11,447,237
Net proceeds
from October
Private Placement      1,410,000          56,400         399,038
Net proceeds
from December
Private Placement      2,471,665          98,866         514,535
Net proceeds
from April
Private Placement        871,523          34,861         473,041
Net loss                    --              --              --
                       ---------         -------      ----------
Balance,
May 31, 1996           9,503,662    $    380,146      12,833,851
                       =========         =======      ==========


                                                        Total
                         Treasury     Accumulated     stockholders'
                          stock         deficit         equity
                          -----         -------         ------
Balance,
May 31, 1994             (36,771)     (8,869,147)      1,768,141
Net proceeds
from June
Private Placement           --              --           150,328
Net proceeds from
exercise of
February Warrants           --              --           744,496
Proceeds from
exercise of
stock options            (52,261)           --            16,112
Net loss                    --        (2,375,246)     (2,375,246)
                       ---------         -------      ----------
Balance,
May 31, 1995             (89,032)    (11,244,393)        303,831
Net proceeds
from October
Private Placement           --              --           455,438
Net proceeds
from December
Private Placement           --              --           613,401
Net proceeds
from April
Private Placement           --              --           507,902
Net loss                    --        (1,576,480)     (1,576,480)
                       ---------         -------      ----------
Balance,
May 31, 1996             (89,032)    (12,820,873)        304,092
                       =========         =======      ==========


See accompanying notes to financial statements.

                            GREENTREE SOFTWARE, INC.

                            Statements of Cash Flows

                       Years ended May 31, 1996 and 1995

                                              1996            1995
                                        ___________    ___________
Cash flows from operating activities:
  Net loss                          $(1,576,480)    (2,375,246)
  Adjustments to
    reconcile net loss
    to net cash used in
    operating activities:
     Depreciation and
       amortization                     152,492         81,566
     Amortization/write-off
       of deferred software costs       163,797      1,001,992
     Increase in allowance
       for uncollectible accounts
       receivable                        15,000          6,195
     Deferred revenue                   (22,889)        73,159
     Changes in operating
       assets and liabilities:
       Accounts receivable              (56,295)       (11,219)
       Certificates of deposit          775,000        775,000
       Inventories                       12,260          9,576
       Prepaid expenses and
         other current assets            (8,873)        27,169
       Deferred software
         development costs             (418,931)      (726,093)
       Other assets                      58,348        (12,008)
       Accounts payable and
         accrued expenses               228,457        183,551
                                    ___________    ___________
          Net cash used in
            operating activities      (678,114)      (966,358)
                                   ___________    ___________
Cash flows from investing
  activities --
     Additions to property
       and equipment                   (31,723)       (67,702)
                                   ___________    ___________
          Net cash used in
            investing activities       (31,723)       (67,702)
                                   ___________    ___________
Cash flows from
  financing activities:
  Net proceeds from
    placements of common
    stock                            1,576,741        150,328
  Net proceeds from
    exercise of warrants                  --          744,496
  Proceeds from exercise
    of stock options                      --           16,112
  Retirement of notes
    payable                           (775,000)      (775,000)
  Other                                   --          (12,490)
                                   ___________    ___________
          Net cash provided by
            financing activities       801,741        123,446
                                   ___________    ___________
Net increase (decrease)
  in cash and cash
  equivalents                           91,904       (910,614)

Cash and cash equivalents,
  beginning of year                    157,621      1,068,235
                                   ___________    ___________
Cash and cash equivalents,
  end of year                      $   249,525        157,621
                                   ===========    ===========
Supplemental disclosures
of cash flow information --
  Cash paid for --
    Interest expense               $       744         41,251
                                   ===========    ===========

See accompanying notes to financial statements.

                            GREENTREE SOFTWARE, INC.

                         Notes to Financial Statements

                             May 31, 1996 and 1995




(1)     Basis of Presentation

The accompanying financial statements of Greentree Software, Inc. (the Company) have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $1,576,480 for the year ended May 31, 1996 and $2,375,246 for the year ended May 31, 1995. Additionally, at May 31, 1996 the Company has a working capital deficit of $645,258 and an accumulated deficit of $12,820,873. Information available at September 11, 1996 indicates that losses are continuing. At September 11, 1996, the Company had expended substantially all of its cash and cash equivalent balances.

The Company's continued existence is dependent upon its ability to raise capital and subsequently market its Windows(R)-based purchasing application - GT Purchase PRO. Management believes that it will be successful in raising additional capital through the placement of Company equity as discussed in Note 10. Historically, the Company has been successful raising funds from outside sources through private placement or other means. While the Company believes that its most recent version of GT Purchase PRO has demand in the marketplace, a successful equity placement will be dependent upon each potential investor's evaluation of the prospects for generating revenues from this product. The Company, however, provides no assurances that significant revenues will be generated.

As discussed in Note 5, the Company is currently party to two lawsuits, one of which involves its rights to continue to sell GT Purchase PRO. The ultimate outcome of such litigation is currently uncertain.

All of the above matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is considered a Small Business (SB) filer pursuant to Securities and Exchange Commission (SEC) regulations. As such, the accompanying financial statements are not intended to, nor do they, include all disclosures required by the SEC's Regulation SX.


(2)     Summary of Significant Accounting Policies

(a)     Accounting Estimates

Management is required to make estimates and assumptions during the preparation of financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also affect reported amounts of net income
(loss) during the period. Actual results could differ materially from these estimates and assumptions.


                                                             (Continued)

                            GREENTREE SOFTWARE, INC.

                         Notes to Financial Statements

(b)     Revenue Recognition

The Company generally recognizes product revenue at the time products are shipped provided that no significant Company obligations remain outstanding and collection of the resulting receivable is deemed probable by management. Insignificant obligations remaining at the time of shipment are accrued. In fiscal 1996, the Company did not obtain signed license agreements on certain product shipments, including all shipments of its most recent version of GT Purchase PRO. For those shipments where a license agreement does not exist and the probability of collection and the existence of remaining obligations could not be determined, the sale has not been recorded and revenue has not been recognized in the accompanying financial statements.

Service revenues are comprised primarily of revenues derived from maintenance agreements. Maintenance fees are recorded as deferred revenue and recognized over the maintenance period which is usually twelve months. Also included in deferred revenue are deferred product revenues which, based on terms, will be recognized as revenue when the various terms are met.

(c)     Accounts Receivable

Accounts receivable is presented net of an allowance for uncollectible accounts of $26,700 and $11,700 at May 31, 1996 and 1995, respectively.

(d)     Software Development Costs

The Company is engaged in research and development activities in the area of computer software. In accordance with generally accepted accounting principles, costs incurred prior to determination of technological feasibility are considered research and development and treated as period costs and, accordingly, charged to operations. Once technological feasibility has been established, development costs, are capitalized and amortized over the estimated economic lives of the respective products. The Company has determined that an estimated product life of three years is reasonable for amortization purposes. Amortization charged to operations, along with write-offs of unrealizable costs, amounted to approximately $164,000 and $1,002,000 during the fiscal years ended May 31, 1996 and 1995, respectively.

(e)     Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operations over the estimated lives of the related assets, generally 5 to 7 years, using the straight-line method. Maintenance and repairs are charged to expense as incurred. Improvements and betterments that extend the useful life of the assets are capitalized.

Depreciation, including the write-down discussed above, was approximately $123,000 and $65,000 for the years ended May
31, 1996 and 1995, respectively.

(f)     Certificates of Deposit / Notes Payable

The Notes Payable were fully secured by a $775,000 certificate of deposit which was used to retire the notes in June 1995.
                                                             (Continued)

                            GREENTREE SOFTWARE, INC.

                         Notes to Financial Statements

(g)     Customer List

During the year ended May 31, 1994, the Company acquired the customer list of one of its resellers for $80,000. This reseller subsequently became employed as president of the Company. These costs are being amortized using the straight-line method over five years. Amortization expense related to this intangible asset was approximately $15,000 for both the fiscal years ended May 31, 1996 and 1995.

(h)     Inventories

Inventories are carried at the lower of cost or market with cost determined under the first-in, first-out method.
Inventories are comprised of purchased software for resale and product documentation.

(i)     Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for financial statement purposes. Included in cash equivalents at May 31, 1996 was a certificate of deposit totaling approximately $100,000. As discussed in
Note 1, as of September 11, 1996, the Company had expended substantially all of its cash and cash equivalent balances.

(j)     Income Taxes

The Company accounts for income taxes in accordance with the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 109 (SFAS
109), Accounting for Income Taxes. SFAS 109 requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

The Company is in a loss position for income taxes and as such, no income taxes have been paid during the years ended
May 31, 1996 and 1995.

(k)     Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the year. For the years ended May 31, 1996 and 1995, common stock options and warrants were anti-dilutive and were not included in the weighted average number of common shares used in determining per share amounts.



                                                             (Continued)

                            GREENTREE SOFTWARE, INC.

                         Notes to Financial Statements

(3)     Property and Equipment

At May 31, 1996, property and equipment balances consisted of the following:

Net book value of furniture and equipment
        to be used in operations               $ 50,000
Net book value of furniture and equipment
        subject to litigation (note 5)           65,000
Furniture and equipment held for sale, which
        approximates net realizable value         5,000
                                               ________
                                               $120,000
                                               ========
Furniture and equipment held for sale is located in a warehouse in Sarasota, Florida.

Comparative balances as of May 31, 1995 are not considered meaningful given various changes in the Company's operations.

(4)     Income Taxes

The Company has net operating loss carryforwards (NOLs) for Federal income purposes of approximately $11,500,000 at May
31, 1996. Such NOLs are available to offset future taxable income, if any. The NOLs expire at various times from 1998 through 2011. The Company's potential utilization of NOLs is further subject to limitation under the provisions of Internal Revenue Code Section 382.

Income tax expense was $0 for both the years ended May 31, 1996 and 1995. Such amounts differ from amounts computed by applying the United States Federal income tax rate of 34% to loss before income taxes as a result of the following:

                                      1996         1995
                                      ----         ----
Expected federal tax at 34%       $(536,003)    (807,584)
Other, primarily state net
        operating loss
        benefit, net of federal
        tax effect                 (143,009)     (83,713)
Increase in valuation allowance     679,012      891,297
                                  _________    _________
Total                             $    --
                                  =========    =========


                                                             (Continued)

                            GREENTREE SOFTWARE, INC.

                         Notes to Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

                                          1996           1995
                                          ----           ----
Deferred tax assets:
        Net operating loss
        carryforwards                $ 4,350,000      3,779,240
        Other, net                       115,000          6,748
                                     ___________    ___________
            Total gross deferred
             tax assets                4,465,000      3,785,988

Less valuation allowance              (4,465,000)    (3,785,988)
                                     ___________    ___________
            Net deferred tax asset   $      --
                                     ===========    ===========

The valuation allowance for deferred tax assets was $3,785,988 and $2,894,691 at June 1, 1995 and 1994,
respectively. The net change in the total valuation allowance for the fiscal years ended May 31, 1996 and 1995 was an increase of $679,012 and $891,297, respectively, related primarily to the incurrance of additional net operating losses.


(5)     Commitments and Contingencies, Including Litigation

Employment agreements for certain key executives call for minimum salary levels, stock option awards and incentive bonuses which are payable if specific management and Company goals are attained.

The Company has entered into a letter of intent, pending board of directors' and stockholders' approval, to retain the services of a consultant who, subject to satisfaction of certain conditions will begin to serve as the chief executive officer of the Company. Salient terms of the agreements are as follows:

(a) The individual will receive a base compensation of $200,000 per year;

(b) The individual will be entitled to deferred compensation, in addition to his compensation, during the first year of service. Such deferred compensation will total $175,000.

(c) The individual is to receive options to purchase 400,000 shares of the Company's common stock at an exercise price of $0.60 per share. Such options are to vest in equal installments upon 120 days, 240 days and 365 days of service, respectively. Additionally, the individual is to receive options for the purchase of 300,000 additional shares of the Company's common stock. Such options shall have an exercise price of $0.60 per share and shall vest in the event the Company is sold for a price equivalent to at least $2.00 per share or the Company's common stock trades at or above $2.00 per share.

        All of the options discussed above shall expire in not less than five years from the date of grant.

                                                             (Continued)

                            GREENTREE SOFTWARE, INC.

                         Notes to Financial Statements

On February 12, 1996, the Company was sued by Parera Information Services, Inc. (Parera) in the United States District Court for the District of Massachusetts. Parera and the Company had been parties to a software development agreement. The complaint seeks unspecified monetary damages for alleged breach of contract, copyright infringement, misrepresentation and violation of the Massachusetts Consumer Protection Act. Additionally, Parera seeks injunctive relief prohibiting the Company from marketing its GT Purchase PRO Version 5.0 software, declaring Parera as the owner of the software and freezing the assets of the Company.

The Company has asserted counterclaims against Parera seeking monetary damages as well as the return of equipment loaned to Parera (see Note 3) pursuant to the software development agreement.

On April 12, 1996, the Court denied Parera's request for a preliminary injunction. On the same date, the Court ordered the parties to complete discovery within 60 days. Discovery was concluded on or about June 13, 1996 and Parera renewed its motion for a preliminary injunction. On July 30, the Court held a hearing on the renewed motion for preliminary injunction. The renewed motion was denied by the Court on August 1, 1996. The matter is now scheduled for trial to commence on November 4, 1996.

Should Parera be successful in obtaining judgment in its favor, including any substantial monetary damages or a temporary or permanent injunction with regard to the Company's products, the Company could be forced to discontinue operations and seek liquidation. In addition, the Company has very limited financial resources with which to respond to and defend the above action.

On August 22, 1996, the Company was sued by a former employee in the United States District Court for the Southern District of New York. The Company was served with process on August 26, 1996. The complaint alleges that the Company owes the employee back wages and further alleges that the Company wrongfully rescinded stock options for approximately 37,500 shares of the Company's stock. The
Company has not yet responded to the complaint and is currently investigating the allegations. The response is due on September 30, 1996.

In connection with the October 1995 private placement, the accredited investor, T.I.S. Acquisition and Management Group, Inc. (T.I.S. Acquisition), has made a claim for certain legal and other expenses under the terms of a Stock Purchase Agreement entered into by the Company and T.I.S. Acquisition. T.I.S. Acquisition is claiming approximately $138,000 in expenses in connection with acquiring 1,410,000 shares of the Company's common stock. The Company believes that T.I.S. Acquisition breached the contract by not providing a "best efforts fund raising" effort. In addition, the Company believes a significant amount of the expenses claimed are not properly chargeable to the Company. Since the Company does not believe it is responsible for these expenses, it has made no provision for them in the accompanying financial statements.

(6)     Operating Leases

During the year ended May 31, 1996, the Company relocated its headquarters from the Boston, Massachusetts area to Sarasota, Florida. In connection with such relocation costs, lease termination costs of approximately $50,000 were paid.

                                                             (Continued)

                            GREENTREE SOFTWARE, INC.

                         Notes to Financial Statements

The Company has entered into a five-year lease for office space (three suites) in Sarasota. Of the three suites for which the Company is committed, one is currently sublet for a six-month period, one is vacant and one is occupied by the Company. Subsequent to May 31, 1996, the Company has been formulating plans to return to the Boston area. The Company is currently under negotiations to sublet both the vacant suite and its currently occupied suite under a one-year sublease agreement at a rate approximating that being paid by the Company. The Company believes that the Sarasota office facility will be sublet, and as such, no provision has been made in the financial statements related to this lease abandonment, other than (1) the portion of the rent commitment related to currently vacated space through the expected sublet execution date and (2) a reserve of approximately $25,000 made in the fourth quarter of fiscal 1996 related to potential future cash outflows with respect to the commitment. No lease has as yet been signed in the Boston area.

Future minimum lease payments under this noncancelable operating lease as of May 31, 1996 are as follows:

 Year
ending                   Committed
May 31,   Commitment      sublease        Net
- -------   ----------      --------        ---
1997       $  62,500       (9,000)      53,500
1998          62,500         --         62,500
1999          62,500         --         62,500
2000          62,500         --         62,500
2001          20,900         --         20,900
           _________    _________    _________
           $ 270,900       (9,000)     261,900
           =========    =========    =========

Rent expense (excluding lease termination costs) amounted to approximately $56,000 and $174,000 for the fiscal years ended May 31, 1996 and 1995, respectively.


(7)     Stockholders' Equity

        Delisting of Common Shares

Under the National Association of Securities Dealers, Inc.'s ("NASD") maintenance criteria for continued listing of common shares in the National Association of Securities Dealers Automated Quotation System, a Company must, among other criteria, have minimum capital and surplus of $1,000,000, total assets of $2,000,000 and a per share bid price of $1.00. During the year ended May 31, 1996, the Company did not meet these requirements and was delisted in December 1995.

                                                             (Continued)

                            GREENTREE SOFTWARE, INC.

                         Notes to Financial Statements

Equity Placements

During the fiscal years ended May 31, 1996 and 1995, the following successful equity placements occurred:

        (a)     Fiscal Year Ended May 31, 1996

1.      During October and December 1995 (October Private
Placement), the Company sold an aggregate of 1,410,000 shares of its common stock at a price of $0.40 per share in a private placement offering. Net proceeds realized by the Company were $455,438.

2.      During December 1995 and January 1996 (December Private
Placement), the Company sold an aggregate of 2,471,665 shares of its common stock at a price of $0.30 per share in a private placement offering. Net proceeds realized by the Company were $613,401.

3. During April and May 1996 (April Private Placement), the Company sold an aggregate of 871,523 shares of its common stock at a price of $0.70 per share in a private placement offering. Net proceeds realized by the Company were $507,902. As of May 31, 1996, the Company's stock transfer agent had yet to formally issue such shares. Share amounts have been included in outstanding totals as of May 31, 1996.

In connection with the various fiscal 1996 equity placements, common stock warrants were issued to placement agents. These warrants are included in the summary of outstanding warrants discussed below in this Note 7.

        (b)     Fiscal Year Ended May 31, 1995

During June 1994 (June Private Placement), the Company sold an aggregate of 91,250 shares of its common stock at a price of $2.00 per share in a private placement offering. Net proceeds realized by the Company were $150,328. In connection with this offering, warrants to purchase common stock were issued to the placement agent. These warrants are included in the summary of outstanding warrants discussed below in this Note 7.

Stock Options

The Company maintains two Non-Qualified Stock Option Plans, the 1994 Stock Option Plan and the 1987 Stock Option Plan, under which stock options can be granted to consultants, key employees and directors or officers of the Company. The options under each plan are generally exercisable over a five-year period. The 1994 Stock Option Plan was adopted on April 4, 1994 and approved by the shareholders at the Company's annual meeting held on December 28, 1994. Under the plan there are 1,000,000 shares reserved for future issuance. Below is a schedule reflecting by year the number of options granted and exercised and the price range and exercise price of these options.

                                                             (Continued)

                            GREENTREE SOFTWARE, INC.

                         Notes to Financial Statements

                             1994 Stock Option Plan


 Year     Number of
ended      options                Options     Exercise
May 31,    granted      Price    exercised     price
- -------    -------      -----    ---------     -----
 1994      366,500      $2.80        --          --
 1995      155,000      $2.80        --          --
           -------
 Total     521,500
           =======

While not formally canceled by the Board of Directors, options to purchase 494,000 shares of common stock relate to employees who have terminated service with the Company.

Subsequent to May 31, 1996, the Company entered into agreements with two former employees whereby previously issued options to purchase 250,000 shares of common stock (included in the 521,500 above) were canceled in exchange for warrants to purchase 20,000 shares of common stock at an exercise price of $0.84 per share.

The Company's 1987 Stock Option Plan was adopted on October 8, 1987 and approved by the shareholders on January 8, 1988. Under the plan, there were 197,500 shares, increased to 375,000 at the shareholders' annual meeting on February 7, 1989, which are reserved for future issuance. At the Board of Directors meeting held on February 12, 1991, by a unanimous vote the directors agreed to extend for an additional five years the expiration dates on all then outstanding options. Below is a schedule reflecting by year the number of options granted and exercised and the price range and exercise price of these options.

                             1987 Stock Option Plan

               Number
             of options
              granted
Year ended    (net of           Price          Options         Exercise
May 31,      expirations)       range          exercised          price
- -------      ------------       -----          ---------          -----

   1988        75,000       $0.04 - $2.00          --               --
   1989       247,304       $0.60 - $3.88          --               --
   1991        27,500       $1.92 - $3.76          --               --
   1992         3,750       $2.36 - $7.50          --               --
   1993        20,000       $2.75 - $7.36        67,681            $0.60
   1994         1,250           $3.00              --               --
   1995          --              --             160,621        $0.04 - $0.60
   1996       (37,500)      $0.04 - $7.50          --               --
              -------                           -------
   Total      337,304       $0.04 - $7.50       228,302
              =======                           =======


                                                             (Continued)

                            GREENTREE SOFTWARE, INC.

                         Notes to Financial Statements

Included in the Company's 1996 April Private Placement memorandum is a statement indicating that the Company had agreed to issue the former president of the Company and the current president of the Company stock options for 200,000 (exercisable at $0.36 per share) and 175,000 shares (exercise price to be determined), respectively, of the Company's common stock. Such memorandum goes on to indicate that 100,000 and 50,000 shares, respectively, of the options vest immediately with the balance in each case to vest in equal annual increments annually for the next three years. Additionally, the Company has indicated its intent to issue options to purchase 100,000 shares (exercise price to be determined) to the chairman of the company's board of directors.

These three options have not formally been approved by the board of directors as of September 11, 1996 as two of the aforementioned individuals comprise the entirety of the board of directors. Such individuals have indicated that such matters will be submitted for formal approval at the Company's annual stockholders' meeting.

Warrants to Purchase Common Stock

During the fiscal year ended May 31, 1995, warrants to purchase common stock were exercised, resulting in the purchase of 377,794 shares of common stock. Proceeds to the Company were $744,496.

At May 31, 1996, the Company has a total of approximately 2,900,000 outstanding warrants for the purchase of the Company's common stock. Exercise prices range from $0.36 to $1.85 per share, with the price of certain warrants subject to adjustment for anti-dilution provisions. Warrants expire at various times from June 1997 through May 2001. Warrants were issued to placement agents in various years from fiscal 1993 through fiscal 1996. Proceeds to the Company should all warrants be exercised is approximately $3,800,000. At May 31, 1996, warrants with potential proceeds of approximately $3,500,000 are "out of the money".

As approved by the shareholders at the Company's annual meeting on December 28, 1994, the Company's Certificate of
Incorporation was changed to increase the authorized shares of Common Stock, $0.04 par value from 6,250,000 shares to 15,000,000 shares.

(8)     Related Party Transactions

During the fiscal year ended May 31, 1996, compensation and relocation costs were paid to certain officers of the Company. Such individuals also own shares of the Company's common stock.

Options to certain officers and directors are currently pending shareholder approval. These options are discussed in Note 7.

(9)     Risk Concentrations

During each of the fiscal years ended May 31, 1996 and 1995, one customer (different customer in each year) accounted for approximately $37,000 (12%) and $68,000 (12%) of net revenues, respectively.

                                                             (Continued)

                            GREENTREE SOFTWARE, INC.

                         Notes to Financial Statements

(10)    Fund Raising Activities

The Company has begun discussions with an unrelated third party relative to the potential placement of equity securities. While the parties have yet to enter into a specific commitment, the Company believes that discussions have been productive and the chances of completing the placement are promising. Management believes that the placement proceeds would enable the Company to continue operations through at least the third quarter of the fiscal year ending May 31, 1997.

(11)    Recently Issued Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standard No. 123 (SFAS 123) Accounting for Stock Based Compensation effective for transactions entered into during fiscal years beginning after December 15, 1995. SFAS 123 provides alternatives for the methods used by entities to record compensation expense associated with its stock based compensation plans. Additionally, SFAS 123 provides further guidance on the disclosure requirements relating to stock based compensation plans. Management believes that it will most likely adopt the disclosure provisions of SFAS 123 and as such, the adoption will not have a material impact on the financial condition or results of operations of the Company.