Form 10QSB
period 1996-08-31
GREENTREE SOFTWARE INC
filed 1996-10-15
CIK 727063

-------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

   |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934

   For the quarterly period ended August 31, 1996

   |_| Transition report under Section 13 or 15(d) of the Exchange Act

   For the transition period from          to
                                  --------    --------

Commission File Number 0-11791


                            GREENTREE SOFTWARE, INC.
           (Name of Small Business Issuer as Specified in Its Charter)


             New York                                   13-2897997
----------------------------------         -----------------------------------
   (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

                               2801 Fruitville Rd.
                                    Suite 180
                               Sarasota, FL 34237
                     ---------------------------------------
                    (Address of Principal Executive Offices)

                                   (941) 954-2210
                   ------------------------------------------------
                   (Issuer's Telephone Number, Including Area Code)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   |X|                           No   |_|

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                           Outstanding at October 11, 1996
------------------------------------          --------------------------------
      Common Shares, par value                        9,503,662 shares
          $.04 per share



-------------------------------------------------------------------------------
BOS-BUS:320010.1

PART I.FINANCIAL INFORMATION
  Item 1.Financial Statements

     Company for which report is filed: Greentree Software, Inc. (the "Company")

                            GREENTREE SOFTWARE, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                        August 31,       May 31,
                                                           1996           1996
              ASSETS
              ------
         CURRENT ASSETS:

         Cash                                              $  235        $249,525
           Accounts receivable, net                       158,780         112,749
           Inventory                                        5,758           4,854
           Prepaid expenses and other current assets       56,831          17,153
                                                       -----------     -----------
         Total Current Assets                             221,603         384,281

         PROPERTY AND EQUIPMENT, NET                      105,451         120,000

         OTHER ASSETS
           Customer list (net of allowance)                41,342          45,361
           Deferred software development costs, net       738,409         768,516
           Security deposits                                5,152           5,111
                                                            4,547          10,382
                                                       -----------     -----------
           Other                                          789,450         829,350
                                                       ===========     ===========
         TOTAL ASSETS                                  $1,116,504      $1,333,631
                                                       ===========     ===========


             LIABILITIES AND STOCKHOLDERS' EQUITY
             -------------------------------------
         CURRENT LIABILITIES:
           Accounts payable                             $                $
                                                          508,736         447,791
           Accrued expenses                               394,978         430,296
           Deferred income                                134,462         151,452
                                                       -----------     -----------
         Total Current Liabilities                      1,043,176       1,029,539

         TOTAL LIABILITIES                              1,043,176       1,029,539

         STOCKHOLDERS' EQUITY:
         Common Stock, $0.04 par value, authorized
         15,000,000 shares, outstanding 9,503,662 at
         August 31, 1996 and at May 31, 1996              380,146         380,146
         Additional paid-in capital                    12,830,427      12,833,851
         Accumulated deficit                         (13,048,214)    (12,820,873)
                                                      ------------     -----------
                                                          162,359         393,124
           Less:  28,580 treasury stock, at cost         (89,032)        (89,032)
                                                       -----------     ----------
         Total Stockholders Equity                         73,328         104,092
                                                       ===========     ===========
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $1,116,504      $1,333,631
                                                       ===========     ===========

See Notes to Unaudited Financial Statements.

                                         GREENTREE SOFTWARE, INC.
                                         STATEMENT OF OPERATIONS
                                                (Unaudited)

                                       For The Three Months Ended
                                        August 31,    August 31,
                                          1996          1995
NET SALES
  Product                              $  77,125     $  64,523
  Services                                38,945        44,248
                                       ----------    ----------
                                         116,070       108,771

COSTS AND EXPENSES
  Cost of sales                          108,791        86,838
  Selling expenses                        69,387       164,702
  General and administrative             169,830       143,138
  Interest expense                           -             744
                                       --------------- -------
                                         348,008       395,422

Operating loss                          (227,340)     (286,651)
                                       -----------   -----------

OTHER INCOME                               4,598            46
                                       ------------  ---------

LOSS BEFORE INCOME TAXES                (227,340)     (286,605)
                                       -----------   ----------

INCOME TAXES                                -            2,400
                                       ------------------------

NET LOSS                               $(227,340)    $(289,005)


LOSS PER SHARE
Net loss per common share              $   (0.02)   $    (0.06)
                                       ===========   ===========

Weighted average shares outstanding    9,503,662     4,721,790


                            GREENTREE SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      For the Three Months Ended
                                                 August 31, 1996      August 31, 1995
                                               ----------------    -------------------

 CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                        $(227,340)       $(289,005)
   Adjustments to reconcile net loss to
   net cash provided by (used in) operating
   activities:
     Depreciation and amortization                    16,424           19,168
     (Increase) in accounts receivable               (46,031)          (6,310)
     Decrease in inventories                             904            3,899
     (Increase) decrease in prepaid expenses         (39,678)          (7,475)
     (Increase) decrease in other assets               5,835          (19,795)
     (Increase) decrease in deferred                  30,107          (21,292)
      software development costs, net
     Decrease in security deposits                        41               --
     Increase (decrease) in accounts payable          60,945          (34,967)
     Increase (decrease) in accrued expenses         (30,318)         228,854
     Increase in deferred income                     (16,990)          (4,774)
                                                 -------------    --------------
 Cash used in operating activities                  (245,866)        (125,087)

 CASH FLOW FROM INVESTING ACTIVITIES
   Retirement of certificate of deposit                   --          775,000
                                                 -------------    --------------
 Cash provided (used) in investing activities             --         (775,000)

 CASH FLOW FROM FINANCING ACTIVITIES
   Net proceeds from private placement                (3,424)              --
   Note payable reduction                                 --         (775,000)
                                                 -------------    --------------
 Cash (used) provided by financing activities         (3,424)        (775,000)

 Increase (Decrease)  in cash                       (249,290)        (125,097)
   Cash balance - beginning                          249,525          157,621
                                                 -------------    --------------
   Cash balance - ending                              $  235        $  32,524
                                                 -------------    --------------

See Notes to Unaudited Financial Statements.


                           GREENTREE SOFTWARE, INC.
                        NOTES TO FINANCIAL STATEMENTS
                               August 31, 1996
                                 (Unaudited)


1. BASIS OF PRESENTATION In the opinion of the Company's management, the unaudited financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of the Company at August 31, 1996 and the results of its operations and cash flow statements for the three months ended August 31, 1996 and August 31, 1995.

      It is suggested that the unaudited financial statements and notes thereto in this Report be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1996 (the "1996 Annual Report") which was previously filed.

      The accompanying financial statements of the Company have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $227,346 for the three month period ended August 31, 1996 and $1,576,480 for the year ended May 31, 1996. Additionally, at August 31, 1996, the Company has a working capital deficit of $821,573 and an accumulated deficit of $13,048,214. Information available at October 15, 1996 indicates that losses are continuing. At October 15, 1996, the Company had expended substantially all of its cash and cash equivalent balances.

      The Company's continued existence is dependent upon its ability to raise capital and subsequently market its Windows(R)-based purchasing applications--GT Purchase PRO. Management believes that is will be successful in raising additional capital through the placement of the Company's equity and debt securities as discussed in Note 10 of the financial statements contained in the 1996 Annual Report. Historically, the Company has been successful raising funds from outside sources through private placement or other means. While the Company believes that its most recent version of GT Purchase PRO has demand in the marketplace, a successful equity placement will be dependent upon each potential investor's evaluation of the prospects for generating revenues from this product. The Company, however, provides no assurances that significant revenues will be generated.

      As discussed in Note 5 of the financial statements contained in the 1996 Annual Report, the Company is currently party to two lawsuits, one of which involves its rights to continue to sell GT Purchase PRO. The ultimate outcome of such litigation is currently uncertain.

      The Company is considered a Small Business (SB) filer pursuant to Securities and Exchange Commission (SEC) regulations. As such, the accompanying financial statements, are not intended to, nor do they, include all disclosures required by the SEC's Regulation S-X.

      2.    Summary of Significant Accounting Practices

      (a)   Accounting Estimates

      Management is required to make estimates and assumptions during the preparation of financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also affect the reported amounts of net income (loss) during the period. Actual results could differ materially from these estimates and assumptions.

      (b)   Revenue Recognition

      The Company generally recognizes product revenue at the time products are shipped provided that no significant Company obligations remain outstanding and collection of the resulting receivable is deemed probable by management. Insignificant support obligations remaining at the time of shipment are accrued. In fiscal 1996 and the first quarter of fiscal 1997, the Company did not obtain signed license agreements on certain product shipments, including all shipments of its most recent version of GT Purchase PRO. For these shipments where a license agreement does not exist and the probability of collection and the existence of remaining obligations could not be determined the sale has not been recorded and revenue has not been recognized in the accompanying financial statements.

      Service revenues are comprised primarily of revenues derived from maintenance agreements. Maintenance fees are recorded as deferred revenue and recognized over the maintenance period which is usually 12 months. Also included in deferred revenue are deferred product revenues which, based on their terms, will be recognized as revenue when the various terms are met.

      (c)   Accounts receivable

      Accounts receivable is presented net of allowance for uncollectible accounts of $26,700 at August 31, 1996 and at May 31, 1996.

      (d)   Software Development Costs

      The Company is engaged in research and development activities in the area of computer software. In accordance with generally accepted accounting principles, costs incurred prior to determination of technological feasibility are considered research and development and treated as a period cost and, accordingly, charged to operations. Once technological feasibility has been established, development costs, including improvements to existing products and certain new products, are capitalized and amortized over the estimated economic lives of the respective products. The Company has determined that an estimated product useful life of three years is reasonable for amortization purposes.

      (e)   Property and Equipment

      Property and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operations over the estimated lives of the related assets, generally five to seven years, using the straight-line method. Maintenance and repairs are charged to expense as incurred. Improvements and betterments that extend the useful life of the assets are capitalized.

      (f)   Cash and Cash Equivalents

      The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents for financial statement purposes. Included in cash equivalents at May 31, 1996 was a certificate of deposit totaling approximately $100,000. As discussed in Note 1, as of October 15, 1996, the Company had expended substantially all of its cash and cash equivalent balances.

      (g)   Loss Per Common Share

      Net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the period. For the three month period ended August 31, 1996 and the year ended May 31, 1996, common shares options and warrants were anti-dilutive and were not included in the weighted average of common shares used in determining per share amounts.

Item 2.     Management's Discussion and Analysis or Plan of Operation

Results of Operations

For the Three Months Ended August 31, 1996 Versus 1995

      Total sales for the three months ended August 31, 1996 were $116,070 compared to $108,771 for the three months ended August 31, 1995, reflecting an increase of $7,299 of 6.7%. Product revenues for the three months ended August 31, 1996 were $77,125 compared to $64,523 for the three months ended August 31, 1995, an increase of $12,872 or 20%. Maintenance revenues were $31,871 for the three months ended August 31, 1996 compared to $42,248 for the three months ended August 31, 1995, a decrease of $10,377 or 24.6%. Training and other revenues were $7,074 for the three months ended August 31, 1996 compared to $2,000 for the three months ended August 31, 1995, an increase of 253.7%. Initial sales of the new version of the Company's GT Purchase PRO product are responsible for the increases in total revenues and product sales.

      The Company is in the initial stages of selling and marketing the new version of GT Purchase PRO. While there have been expressions of interest in the product by a number of potential customers, there can be no assurance that any of these prospective customers will buy the product. GT Purchase PRO, by the nature of the product, the integral role it plays in the purchasing process of large corporate organizations, and the sales price of the product, has a long selling cycle; there can be no assurance that the Company will be able to sustain its operations for a sufficient period of time to close the sales, install the product, and receive full payment from those prospective customers who do express a willingness to place an order for the product. Finally, a number of large corporations that have expressed an interest in the product have also expressed concern about the Company's financial viability, and may therefore decide to not place an order for the product.

      The cost of sales for the three months ended August 31, 1996 were $108,791 compared to $86,838 for the three months ended August 31, 1995, an increase of $21,953 or 25.3%. This increase was primarily due to additional development and installation expense associated with the release of the new version of GT Purchase PRO.

      Selling expense for the three month period ended August 31, 1996 was $69,387 compared to $164,702 for the three month period ended August 31, 1995, a decrease of $95,315 or 57.9%. This decrease was primarily due to decreased personnel, advertising and marketing expenses; it is not anticipated that these reductions will be maintained as marketing and sales activity increases during fiscal 1997.

      General and administrative expense for the three month period ended August 31, 1996 compared to $143,138, an increase of $26,692 or 18.6%. This increase was primarily due to increased professional fees and compensation expense.

      For the three month period ended August 31, 1996, the Company reported a net loss of $227,340 (or $.02 per share) as compared to a net loss of $289,005 (or $.06 per share) for the three month period ended August 31, 1995. This loss was caused by the continuation of low sales volumes, but was reduced due to the lower level of personnel, advertising and marketing expenses required to support the lower sales volume. The reduction in loss per share is largely the result of the increase in the number of issued and outstanding shares.


Liquidity and Capital Resources

      The Company has a working capital deficit of $821,573 at August 31, 1996 as compared to a working capital deficit of $645,258 at May 31, 1996, a decrease in working capital of $176,315. The primary cause for the decrease in working capital was the loss for the quarter. Cash at August 31, 1996 was $235 compared to $249,525 at May 31, 1996, a decrease of $249,290. As of October 15, 1996, the
Company has expended substantially all of its cash resources. Accounts receivable were $158,780 at August 31, 1996 as compared to $112,749 at May 31, 1996, an increase of $46,031 or 40.8%. The primary cause for this increase was the increase in the product sales and the terms of the sales for the GT Purchase PRO product.

      The Company is currently engaged in an effort to raise up to $1.25 million through a private offering of its common shares and convertible debt. The per share price of its common shares is expected to be $.25. The convertible debt will be issued at face value, have a two year term, accrue interest beginning six months after issuance, and will convert to common shares at a conversion price of one share for each $.25 of outstanding principal and accrued interest upon the filing of an amendment to the Company's Certificate of Incorporation increasing the number of authorized common shares. As additional consideration for the private offering, the Company will issue common shares purchase warrants exercisable for one common share for every two common shares or conversion shares purchased, at an exercise price to be determined based on a formula. The proceeds of this private offering will be used to pay outstanding accounts payable, amounts owed to current and former employees and consultants and to faciliate marketing and sales efforts and customer support functions. There can be no assurance that the Company will be able to raise such additional funding, or that, if obtained, the funding will be sufficient to support the Company's operations until such time as the Company's operations may be sustained from operating cash flow. There also is no assurance that the Company's projections as to an increase in sales and attaining profitability, as well as producing a positive operating cash flow, will be realized.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

      On February 12, 1996 the Company was sued by Parera Information Services, Inc. in the United States District Court for the District of Massachusetts. Parera and the Company were parties to a software development agreement. The complaint seeks unspecified money damages for alleged breach of contract, copyright infringement, misrepresentation and violation of the Massachusetts Consumer Protection Act. The Court has denied all of Parera's requests for a preliminary injunction, and the matter is now scheduled for trial to commence on November 4, 1996.

      The Company is unable to predict the likelihood of an unfavorable outcome in this matter although there are strong defenses to the claims and the Court has twice determined that Parera has not established a likelihood of success on the merits in denying Parera's motions for preliminary injunction.

      On August 22, 1996, the Company was sued by a former employee in the United States District Court for the Southern District of New York. The Company was served with process on August 26, 1996. The complaint alleges that the Company owes the employee back wages and further alleges that the Company wrongfully rescinded stock options for approximately 37,500 shares of the Company's stock. The Company has denied all claims and filed a counter-claim against the former employee.

Item 5.     Other Information

      The Company currently intends to conduct a private placement of its debt and equity securities. See Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            None

      (b)   Reports on Form 8-K

            None

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GREENTREE SOFTWARE, INC.



Date:  October 15, 1996             By: /s/ Jeffrey B. Pinkerton
                                        ---------------------------------
                                        Name:  Jeffrey B. Pinkerton
                                        Title: President and Chief Financial
                                        Officer