Form 10-Q
period 1996-11-30
GREENTREE SOFTWARE INC
filed 1997-01-14
CIK 727063

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 12B-25


                            GREENTREE SOFTWARE, INC.

                                                 Commission file number 0-11791

                          NOTIFICATION OF LATE FILING


      (Check One):  [ ] Form 10-K  [ ] Form 11-K  [ ] Form 20-F  [X] Form 10-Q
[ ] Form N-SAR

For Period Ended:  November 30, 1996

[ ] Transition Report on Form 10-K          [ ] Transition Report on Form 10-Q
[ ] Transition Report on Form 20-F          [ ] Transition Report on Form N-SAR
[ ] Transition Report on Form 11-K

For the Transition Period Ended:______________________________________________

     Read attached instruction sheet before preparing form. Please print or type.

      Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

      If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates: N/A


                         PART I. REGISTRANT INFORMATION

Full name of registrant:    Greentree Software, Inc.


Former name if applicable:    N/A


Address of principal executive office (Street and Number): 7901 Flying Cloud Drive, Suite 150

City, State and Zip Code:     Minneapolis, MN  55344

                        PART II. RULE 12B-25 (B) AND (C)

      If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed.
(Check appropriate box.)

[X]   (a)  The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X]   (b)  The subject annual report, semi-annual report, transition report on
           Form 10-K, 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the 15th calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

[ ]   (c)  The accountant's statement or other exhibit required by Rule
           12b-25(c) has been attached if applicable.


                              PART III. NARRATIVE

      State below in reasonable detail the reasons why Form 10-K, 11-K, 20-F, 10-Q, N-SAR or the transition report or portion thereof could not be filed within the prescribed time period.
(Attach extra sheets if needed.)

           Registrant is unable to file the subject report within the prescribed period because of the unusual effort and expense required to prepare such report within the prescribed time period. The unusual effort and expense includes the gathering of financial information in connection with the management's discussion and analysis and the unaudited financial statements as a result of the limited personnel and other resources of the Registrant.

                           PART IV. OTHER INFORMATION

      (1) Name and telephone number of person to contact in regard to this notification:

        Jeffrey B. Pinkerton            (508)         898-2799
          (Name)                     (Area code)  (Telephone number)

      (2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

                                 [X] Yes [ ] No

      (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                                 [ ] Yes [X] No

      If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.





                            GREENTREE SOFTWARE, INC.
                  (Name of registrant as specified in charter)

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GREENTREE SOFTWARE, INC.


Date:  January 14, 1997            By:  /s/ Jeffrey B. Pinkerton
                                        -----------------------------
                                        Jeffrey B. Pinkerton,
                                        President and Chief Financial Officer