Form 10QSB
period 1996-11-30
GREENTREE SOFTWARE INC
filed 1997-01-21
CIK 727063

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

    |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended November 30, 1996

    | |  Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from           to

Commission File Number 0-11791

                            GREENTREE SOFTWARE, INC.
           (Name of Small Business Issuer as Specified in Its Charter)

         New York                                      13-2897997
  (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                             7901 Flying Cloud Drive
                                    Suite 150
                             Eden Prairie, MN 55344
                    (Address of Principal Executive Offices)

                                 (617) 941-1500
                (Issuer's Telephone Number, Including Area Code)

                               2801 Fruitville Rd.
                                    Suite 180
                               Sarasota, FL 34237
                 (Address of Former Principal Executive Offices)

                                 (941) 954-2210
             (Issuer's Former Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   |X|                                   No   | |

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                        Outstanding at January 17, 1997
         Common Shares, par value                      9,663,662 shares
             $.04 per share

                            GREENTREE SOFTWARE, INC.

                                      INDEX


 Item                                                                                         Page
Number                                                                                        Number
------                                                                                        ------
PART I.      FINANCIAL INFORMATION

     Item 1. Financial Statements

                 Balance Sheets as of November 30, 1996 and May 31, 1996....................    3

                 Statements of Operations for the three months ended
                 November 30, 1996 and 1995 and for the six months ended
                 November 30, 1996 and 1995 ................................................    4


                 Statements of Cash Flows for the six months ended
                 November 30, 1996 and 1995.................................................    5

                 Notes to the Financial Statements..........................................    6

     Item 2. Management's Discussion and Analysis or Plan of Operations.....................    9


PART II.     OTHER INFORMATION

     Item 1. Legal Proceedings..............................................................   12

     Item 6. Exhibits and Reports on Form 8-K...............................................   12

     Signature   ...........................................................................   13

PART I.FINANCIAL INFORMATION
      Item 1. Financial Statements

   Company for which report is filed:  Greentree Software, Inc. (the "Company")

                            GREENTREE SOFTWARE, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                       November 30,       May 31,
                                                                           1996            1996
        ASSETS
CURRENT ASSETS:
  Cash                                                                     $58,904   $     249,525
  Accounts receivable, net                                                  58,079         112,749
  Inventory                                                                  5,758           4,854
  Prepaid expenses and other current assets                                 34,939          17,153
                                                                          --------   -------------
Total Current Assets                                                       157,680         384,281

PROPERTY AND EQUIPMENT, NET                                                100,824         120,000

OTHER ASSETS
  Customer list (net of allowance)                                          37,343          45,361
  Deferred software development costs, net                                 676,063         768,516
  Security deposits                                                          5,152           5,111
 Other                                                                       4,753          10,382
                                                                          --------   -------------
                                                                           723,311         829,350
                                                                          ========   =============
TOTAL ASSETS                                                              $981,815      $1,333,631
                                                                          ========   =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                     $  379,249       $  447,791
  Accrued expenses                                                        350,451          430,296
  Deferred income                                                         113,016          151,452
                                                                     ------------     ------------
Total Current Liabilities                                                 842,716        1,029,539

CONVERTIBLE NOTES:                                                        710,335               --

TOTAL LIABILITIES                                                       1,553,051        1,029,539

STOCKHOLDERS' EQUITY:
Common  Stock,  $0.04 par  value,  authorized  15,000,000  shares,
outstanding 9,503,662 at November 30, 1996 and at May 31, 1996            380,146          380,146
Additional paid-in capital                                             12,830,428       12,833,851
Accumulated deficit                                                  (13,692,778)     (12,820,873)
                                                                     ------------     ------------
                                                                        (482,204)          393,124
  Less:  28,580 treasury stock, at cost                                  (89,032)         (89,032)
                                                                     ------------     ------------
Total Stockholders Equity                                               (571,236)          104,092
                                                                     ============     ============
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $981,815     $  1,333,631
                                                                     ============     ============

The accompanying notes are an integral part of the Unaudited Financial
Statements.

                            GREENTREE SOFTWARE, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                              For The Three Months Ended                For the Six Months Ended
                                                      November 30,                            November 30,
                                                1996                1995                1996               1995
                                                ----                ----                ----               ----
NET SALES
  Product                                     $  (1,300)          $  87,025            $  75,825          $  151,548
  Services                                        55,970             46,915               94,915              91,163
                                              ----------         ----------           ----------          ----------
                                                  54,670            133,940              116,070             242,711
                                              ----------         ----------           ----------          ----------

COSTS AND EXPENSES
  Cost of sales                                  160,266             39,951              269,057             126,789
  Selling expenses                               164,083             96,798              233,470             261,500
  General and administrative                     375,475            211,937              545,305             355,075
  Interest expense                                 -                    -                  -                     744
                                              ----------         ----------           ----------          ----------
                                                 699,824            348,686            1,047,832             744,108
                                              ----------         ----------         ------------          ----------

Operating loss                                 (645,154)          (214,746)            (877,092)           (501,397)
                                              ----------         ----------           ----------          ----------

OTHER INCOME                                         590                 12                5,187                  58
                                              ----------          ---------         ------------           ---------

LOSS BEFORE INCOME TAXES                       (644,564)          (214,734)            (871,905)           (501,339)
                                              ----------         ----------           ----------          ----------

INCOME TAXES                                    -                    -                  -                      2,400
                                              ----------         ----------           ----------          ----------

NET LOSS                                    $ (644,564)         $ (214,734)          $ (871,905)          $ (503,739)
                                            ===========         ===========          ===========          ===========


LOSS PER SHARE
Net loss per common share                   $    (0.07)         $    (0.04)          $    (0.09)          $    (0.10)
                                            ===========         ===========          ===========          ===========

Weighted average shares outstanding           9,503,662           4,721,790            9,503,662            4,721,790
                                            ===========         ===========          ===========          ===========


The accompanying notes are an integral part of the Unaudited Financial
Statements.

                            GREENTREE SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      For the Six Months Ended
                                                               November 30,                November 30,
                                                                   1996                        1995
                                                          ------------------------     ---------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                     $   (871,905)            $  (503,739)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                    29,096                  59,375
    Amortization of deferred software costs                              --                  48,413
    (Increase) decrease in accounts receivable                       54,670                (143,041)
    (Increase) decrease in inventories                                 (904)                  4,615
   (Increase) decrease in prepaid expenses                          (17,786)                (32,582)
   Decrease in customer list                                          7,998                      --
    (Increase) decrease in deferred software development             92,453                (235,116)
      costs, net
    Decrease in security deposits                                       (41)                 23,714
     (Increase) in other assets                                       5,629                      --
    Increase (decrease) in accounts payable                         (68,542)               (120,899)
    Increase (decrease) in accrued expenses                         (79,845)                235,151
    Increase (decrease) in deferred income                          (38,436)                (17,753)
                                                               -------------            ------------
Cash used in operating activities                                  (887,392)               (646,356)

CASH FLOW FROM INVESTING ACTIVITIES
  Retirement of certificate of deposit                                   --                 775,000
  Additions to property and equipment                                (9,920)                 (8,993)
                                                               -------------            ------------
Cash provided (used) in investing activities                         (9,920)               (766,007)

CASH FLOW FROM FINANCING ACTIVITIES
  Net proceeds from private placement                               706,912                 505,426
  Note payable reduction                                                 --                (775,000)
                                                               -------------            ------------
Cash (used) provided by financing activities                        706,912                (269,574)

Increase (decrease) in cash                                        (190,621)               (149,923)
Cash balance - beginning                                            249,525                 157,621
                                                               -------------            ------------
Cash balance - ending                                               $58,904                 $ 7,698
                                                               -------------            ------------

The accompanying notes are an integral part of the Unaudited Financial
Statements.

                            GREENTREE SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 1996
                                   (Unaudited)


1. Basis of presentation In the opinion of the Company's management, the unaudited financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position of the Company at November 30, 1996 and May 31, 1996, the results of its operations for the three and six months ended November 30, 1996 and November 30, 1995, and cash flow statements for the six months ended November 30, 1996 and November 30, 1995.

         It is suggested that the unaudited financial statements and notes thereto in this Report be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1996 (the "1996 Annual Report") which was previously filed.

         The accompanying financial statements of the Company have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $871,905 for the six month period ended November 30, 1996 and $1,576,480 for the year ended May 31, 1996. Additionally, at November 30, 1996, the Company has a working capital deficit of $685,036 and an accumulated deficit of $13,692,778. Information available at January 21, 1997 indicates that losses are continuing.

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

         (b)      Revenue Recognition

         The Company generally recognizes product revenue at the time products are shipped provided that no significant Company obligations remain outstanding and collection of the resulting receivable is deemed probable by management. Insignificant support obligations remaining at the time of shipment are accrued. In fiscal 1996 and the first two quarters of fiscal 1997, the Company did not obtain signed license agreements on certain product shipments, including all shipments of its most recent version of GT Purchase PRO. For these shipments where a license agreement does not exist and the probability of collection and the existence of remaining obligations could not be determined the sale has not been recorded and revenue has not been recognized in the accompanying financial statements.

         Service revenues are comprised primarily of revenues derived from maintenance agreements. Maintenance fees are recorded as deferred revenue and recognized over the maintenance period which is usually 12 months. Also included in deferred revenue are deferred product revenues which, based on their terms, will be recognized as revenue when the various terms are met.

         (c)      Accounts receivable

         Accounts receivable is presented net of allowance for uncollectible accounts of $74,429 at November 30, 1996 and $26,700 at May 31, 1996.

         (d)      Software Development Costs

         The Company is engaged in research and development activities in the area of computer software. In accordance with generally accepted accounting principles, costs incurred prior to determination of technological feasibility are considered research and development and treated as a period cost and, accordingly, charged to operations. Once technological feasibility has been established, development costs are capitalized and amortized over the estimated economic lives of the respective products. The Company has determined that an estimated product useful life of three years is reasonable for amortization purposes for certain new products, and that an estimated product useful life of one year is reasonable for amortization purposes for certain improvements to existing products.

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

         (g)      Loss Per Common Share

         Net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the period. For the six month period ended November 30, 1996 and the year ended May 31, 1996, common shares options and warrants were anti-dilutive and were not included in the weighted average of common shares used in determining per share amounts.

Item 2.  Management's Discussion and Analysis of Plan of Operation

         Except for the historical information contained herein, this Quarterly Report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to (i) the potential for future orders and the existence of expressions of interest in the GT Purchase PRO product and (ii) the approval by the shareholders of the Company of an amendment to the Company's Certificate of Incorporation increasing the authorized shares of Common Shares of the Company and permitting the mandatory conversion of certain convertible promissory notes. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the following risks and uncertainties: (i) the Company's history of losses and accumulated deficit, declining revenues and the uncertainty of future profitability; (ii) the Company's capital requirements and the uncertainty of additional funding; (iii) the need for shareholder approval to convert certain convertible promissory notes; (iv) the uncertainty of market acceptance of GT Purchase PRO software; (v) new management and the need to recruit sales, service and implementation personnel to decrease dependence on third party developers and implementation; (vi) the intense competition in the software field; and (vii) the dependence on one product and rapid technological change in the industry. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Commission, including those risks and uncertainties discussed under the caption "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1996. The forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-QSB, and the Company cautions readers not to place undue reliance on such statements.

Results of Operations

For the Three Months Ended November 30, 1996 Versus 1995

         Total sales for the three months ended November 30, 1996 were $54,670 compared to $133,940 for the three months ended November 30, 1995, reflecting a decrease of $79,270 of 59.2%. Product revenues for the three months ended November 30, 1996 were ($1,300) compared to $87,025 for the three months ended November 30, 1995. Certain product sales from prior periods were reversed during the three months ended November 30, 1996, resulting in a reported negative product sales figure. Service revenues were $55,970 for the three months ended November 30, 1996 compared to $46,915 for the three months ended November 30, 1995, reflecting an increase of $9,055 or 19.3%. The increase in service revenues was attributable to the maintenance revenues resulting from the initial sales of the GT Purchase PRO product.

         The Company remains in the initial stages of selling and marketing the new version of GT Purchase PRO. While there have been expressions of interest in the product by a number of potential customers, there can be no assurance that any of these prospective customers will buy the product. With respect to those customers who have now placed orders for the product, there can be no assurance that the Company will be able to successfully install the product and receive full payment. GT Purchase PRO, by the nature of the product, the integral role it plays in the purchasing process of large corporate organizations, and the sales price of the product, has a long selling cycle; there can be no assurance that the Company will be able to sustain its operations for a sufficient period of time to close the sales, install the product, and receive full payment from those prospective customers who do express a willingness to place an order for the product. Finally, a number of large corporations that have expressed an interest in the product have also expressed concern about the Company's financial viability, and may therefore decide to not place an order for the product.

         The cost of sales for the three months ended November 30, 1996 was $160,266 compared to $39,951 for the three months ended November 30, 1995, an increase of $120,315 or 301.2%. For the six months ended November 30, 1996, cost of sales was $269,057 compared to $126,789 for the six months ended November 30, 1995, an increase of $142,268 or 112.2%. This increase was primarily due to additional development and installation expense associated with the release of the new version of GT Purchase PRO.

         Selling expense for the three months ended November 30, 1996 was $164,083 compared to $96,798 for the three months ended November 30, 1995, a increase of $67,285 or 69.5%. Selling expense in the three months ended November 30, 1996 increased by $94,696, or 136.5%, from the $69,387 in selling expense incurred in the three months ended August 31, 1996. This increase was primarily due to increased personnel and marketing expenses as sales and marketing activity increased in the three months ended November 30, 1996. For the six months ended November 30, 1996, selling expense was $233,470 compared to $261,500 for the six month ended November 30, 1995, a decrease of $28,030 or 10.7%. The levels of selling expense for the six months ended November 30, 1996 declined, as compared to the six months ended November 30, 1995, due to higher levels of personnel, advertising and marketing expenses in the three months ended August 31, 1995.

         General and administrative expense for the three months ended November 30, 1996 were $375,475 compared to $211,937 for the three months ended November 30, 1995, an increase of $163,538 or 77.2%. For the six months ended November 30, 1996 general and administrative expense was $545,305 compared to $355,075, an increase of $190,230 or 53.6%. This increase was primarily due to increased professional fees, including costs of litigation which have since been settled (see Part II below) and compensation expense due primarily to increased headcount.

         For the three months ended November 30, 1996, the Company reported a net loss of $644,564 (or $.07 per share) as compared to a net loss of $214,734 (or $.04 per share) for the prior year. For the six months ended November 30, 1996, the Company reported a net loss of $871,905 (or $.09 per share) as compared to a net loss of $503,739

(or $.10 per share) for the prior year. This loss was caused by the continuation of low sales volumes and the increase of personnel, development, advertising and marketing expense to support future potential sales growth. The per share loss for the three month period ended November 30, 1996 grew by a proportionally smaller amount than the total net loss, and the per share loss for the six month period ended November 30, 1996 actually decreased while the total net loss increased, due to the increase in the number of issued and outstanding shares.


Liquidity and Capital Resources

         The Company had a working capital deficit of $685,036 at November 30, 1996 as compared to a deficit of $645,258 at May 31, 1996, a decrease in working capital of $39,778. The primary reason for the decrease in working capital was the loss for the six month period and continued product development expenditures. These were partly offset by the placement of convertible notes during the three months ended November 30, 1996. As a result, cash decreased from $249,525 at May 31, 1996 to $58,904 at November 30, 1996. Accounts
receivable decreased from $112,749 at May 31, 1996 to $58,079 at November 30, 1996, primarily due to the increase in the allowance for doubtful accounts from $24,700 at May 31, 1996 to $74,429 at November 30, 1996.

         During the three months ending on November 30, 1996, the Company began a private offering of its common shares and convertible debt which closed on December 11, 1996 after having raised a total of $790,000 in gross proceeds for the Company. On October 25, 1996, the Company issued a convertible note in the original amount of $750,000 to an accredited investor on the terms set forth in the private placement, and on December 11, 1996, the Company issued 160,000 shares of Common Shares to two accredited investors, at a price per share of $0.25, resulting in gross proceeds to the Company of $40,000. The convertible debt was issued at face value, has a two year term, accrues interest beginning six months after issuance, and will convert to common shares at a conversion price of one share for each $0.25 of outstanding principal and accrued interest upon the filing of an amendment to the Company's Certificate of Incorporation increasing the number of authorized common shares. The Convertible Note is reflected on the Company's balance sheet net of $69,665 in issuance costs, $39,665 of which were paid in cash and the balance in a note which, among other things, is convertible into common shares at $0.25 per share. As additional consideration for the private offering, the Company issued common shares purchase warrants exercisable for one common share for every two common shares or conversion shares purchased, at an exercise price to be determined based on a formula. There can be no assurance that the shareholders of the Company will approve the amendment to the Company's Certificate of Incorporation that is required for the mandatory conversion of the convertible notes issued in the private placement.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On November 4, 1996, the Company settled outstanding litigation matters with a former employee and Parera Information Services, a software developing company, contracted to provide software development for the Company. Under the terms of the settlement, the former employee and Parera agreed to return the Company's property and release the copyright, wages and breach of contract claims asserted in the litigation matters. In exchange the Company agreed to release claims it had against the former employee and Parera and make a settlement payment of $105,000 in three installments. The first installment payment has been made. The remaining installments are due on March 10 and June
10. Although the Company was confident that it would prevail in these litigation matters, the decision to settle was based on the expense of continued litigation and the Company's desire to focus on product development and sales without further distraction from the litigation.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  Current Report on Form 8-K, dated October 15, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GREENTREE SOFTWARE, INC.



Date:  January 21, 1997            By:    /s/ Jeffrey B. Pinkerton
                                      ----------------------------
                                   Name: Jeffrey B. Pinkerton
                                   Title:  President and Chief Financial Officer