Form 10QSB
period 1997-02-28
GREENTREE SOFTWARE INC
filed 1997-04-14
CIK 727063

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

    |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended February 28, 1997

    [ ]  Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from _______ to _______

Commission File Number 0-11791

                            GREENTREE SOFTWARE, INC.
                            ------------------------
           (Name of Small Business Issuer as Specified in Its Charter)

         New York                                       13-2897997
--------------------------------            ------------------------------------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)


                             7901 Flying Cloud Drive
                                    Suite 150
                             Eden Prairie, MN 55344
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (617) 941-1500
                                 ---------------
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]      No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                     Outstanding at April 14, 1997
         ------------------------           -----------------------------
         Common Shares, par value                  9,663,662 shares
             $.04 per share


--------------------------------------------------------------------------------

                            GREENTREE SOFTWARE, INC.

                                      INDEX

Item                                                                                                      Page
Number                                                                                                   Number
------                                                                                                   -------
PART I.         FINANCIAL INFORMATION

     Item 1.    Financial Statements

                    Balance Sheets as of February 28, 1997 and May 31, 1996..........................      3

                    Statements of Operations for the three months ended February
                    28, 1997 and February 29, 1996 and for the nine months
                    ended February 28, 1997 and February 29, 1996 ...................................      4

                    Statements of Cash Flows for the nine months ended
                    February 28, 1997 and February 29, 1996..........................................      5

                    Notes to the Financial Statements................................................      6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operation.............................................................      9


PART II.        OTHER INFORMATION

     Item 1.    Legal Proceedings....................................................................      13

     Item 6.    Exhibits and Reports on Form 8-K.....................................................      13

     Signatures .....................................................................................14


PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

    Company for which report is filed:  Greentree Software, Inc. (the "Company")


                            GREENTREE SOFTWARE, INC.
                                 BALANCE SHEETS
                                 --------------



                                                                                  February 28,              May 31,
                                                                                      1997                    1996
                                                                               -------------------      -----------------
                                                                                  (Unaudited)
                    ASSETS
                    ------
            CURRENT ASSETS:
              Cash                                                                  $      37,904          $     249,525
              Accounts receivable, net                                                    195,330                112,749
              Inventory                                                                         -                  4,854
              Prepaid expenses and other current assets                                    43,720                 17,153
                                                                               -------------------      -----------------
            Total Current Assets                                                          276,954                384,281

            PROPERTY AND EQUIPMENT, NET                                                    88,424                120,000

            OTHER ASSETS
              Customer list (net of amortization)                                          33,344                 45,341
              Deferred software development costs, net                                    595,210                768,516
               Prepaid placement costs, net                                                84,598
               Other                                                                        9,905                 15,493
                                                                               -------------------      -----------------
            Total Other Assets                                                            723,057                829,350
                                                                               ===================      =================
            TOTAL ASSETS                                                               $1,088,435             $1,333,631
                                                                               ===================      =================


                                          LIABILITIES AND STOCKHOLDERS' EQUITY
                                          ------------------------------------

            CURRENT LIABILITIES:
              Accounts payable                                                       $    420,905          $     447,791
              Accrued expenses                                                            191,402                430,296
              Deferred income                                                              71,888                151,452
                                                                               -------------------      -----------------
            Total Current Liabilities                                                     684,195              1,029,539

            CONVERTIBLE NOTES:                                                          1,069,000                     --

                                                                               -------------------      -----------------
            TOTAL LIABILITIES                                                           1,753,195              1,029,539
                                                                               -------------------      -----------------

            STOCKHOLDERS' EQUITY:
            Common Stock, $0.04 par value, authorized 15,000,000 shares, outstanding 9,663,662 at February 28, 1997 and 9,503,662 at May
            31, 1996                                                                      386,546                380,146
            Additional paid-in capital                                                 12,860,828             12,833,851
            Accumulated deficit                                                      (13,823,102)           (12,820,873)
                                                                               -------------------      -----------------
                                                                                        (575,728)                393,124
              Less:  28,580 treasury stock, at cost                                      (89,032)               (89,032)
                                                                               -------------------      -----------------
            Total Stockholders Equity                                                   (664,760)                304,092
                                                                               ===================      =================
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $1,088,435             $1,333,631
                                                                               ===================      =================

The accompanying notes are an integral part of the Unaudited Financial
Statements.


                            GREENTREE SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)

                                                         For The Three Months Ended                For the Nine Months Ended
                                                    ------------------------------------   --------------------------------------
                                                          February 28 February 29                   February 28 February 29
                                                          1997                1996               1997                 1996
                                                    -----------------    ---------------   -----------------    -----------------
NET SALES
  Product                                               $  328,077          $  (48,770)        $  404,420           $ 102,778
  Services                                                  57,405              44,489            151,802             135,652
                                                       -----------         -----------        -----------          ----------
Total Net Sales                                            385,482              (4,281)           556,222             238,430
                                                       -----------         -----------        -----------          ----------

COSTS AND EXPENSES
  Cost of sales                                            126,532              38,798            349,464             165,587
  Selling expenses                                         161,848             120,729            363,899             382,229
  General and administrative                               226,817             105,509            849,666             460,584
  Interest expense                                             711                  --                711                 744
                                                        ----------          ----------        -----------          ----------
Total Costs and Expenses                                   515,908             265,036          1,563,740           1,009,144
                                                        ----------          ----------        -----------          ----------

Operating loss                                            (130,426)           (269,317)        (1,007,518)           (770,714)
                                                        ----------          ----------        -----------          ----------

OTHER INCOME                                                   103               1,375              5,290               1,433
                                                        ----------          ----------        -----------          ----------

LOSS BEFORE INCOME TAXES                                  (130,323)           (267,942)        (1,002,228)           (769,281)
                                                        ----------          ----------        -----------          ----------

INCOME TAXES                                                    --                  --                 --               2,400
                                                        ----------          ----------        -----------          ----------
                                                                                    -

NET LOSS                                                 $(130,323)          $(267,942)       $(1,002,228)          $(771,681)
                                                        ===========         ===========      =============          ==========


LOSS PER SHARE
Net loss per common share                                $  (0.01)           $   (0.03)       $    (0.10)          $    (0.13)
                                                       ===========          ===========       ===========           ==========

Weighted average shares outstanding                     9,663,662            8,125,179         9,556,996            6,023,819
                                                       ===========          ===========       ===========           ==========

The accompanying notes are an integral part of the Unaudited Financial
Statements.

                            GREENTREE SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)

                                                                                For the Nine Months Ended
                                                                        --------------------------------------
                                                                           February 28,         February 29,
                                                                              1997                  1996
                                                                        ----------------     -----------------
       CASH FLOW FROM OPERATING ACTIVITIES:
         Net loss                                                           $ (1,002,228)         $  (771,681)
         Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
           Depreciation and amortization                                          76,330               77,975
           Amortization of deferred software costs                               341,466               72,619
           (Increase) in prepaid placement costs                                (107,927)                   -
           (Increase) in accounts receivable                                     (82,581)            (107,932)
           Decrease in inventories                                                 4,854                4,615
           (Increase) in prepaid expenses                                        (26,567)             (39,017)
           Decrease in other assets                                                5,588               48,822
            Deferred software expenditures                                      (168,160)            (401,878)
           (Decrease) in accounts payable                                        (26,886)            (117,141)
           Increase (decrease) in accrued expenses                              (242,317)             108,114
           Increase (decrease) in deferred income                                (79,564)              62,019
                                                                        -----------------    ------------------
       Cash Used in Operating Activities                                      (1,307,992)          (1,063,485)

       CASH FLOW FROM INVESTING ACTIVITIES:
         Retirement of certificate of deposit                                          -              775,000
         Additions to property and equipment                                     (12,629)             (26,145)
                                                                        -----------------    ------------------
       Cash Provided (Used) in Investing Activities                              (12,629)             748,855

       CASH FLOW FROM FINANCING ACTIVITIES:
         Net proceeds from private placement                                   1,069,000            1,075,772
         Proceeds from issuance of stock                                          40,000
         Note payable reduction                                                        -             (775,000)
                                                                        -----------------    ------------------
       Cash (Used) Provided by Financing Activities                            1,109,000              300,772

       Increase (decrease) in Cash                                              (211,621)             (13,858)
       Cash balance - beginning                                                  249,525              157,621
                                                                        -----------------    ------------------
       Cash balance - ending                                                  $   37,904           $  143,763
                                                                        =================    ==================


The accompanying notes are an integral part of the Unaudited Financial
Statements.

                            GREENTREE SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 1997
                                -----------------

         1.  General Information:

         The Financial Statements included herein have been prepared by the Company without audit except the May 31, 1996 balance sheet, which was audited. The Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. These statements do not include all information required by Generally Accepted Accounting Principles to be included in a full set of Financial Statements. These Financial Statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's latest report on Form 10-KSB, dated May 31, 1996.

         The accompanying financial statements of the Company have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $1,002,228 for the nine month period ended February 28, 1997, and $1,576,480 for the year ended May 31, 1996. Additionally, at February 28, 1997, the Company has a working capital deficit of $407,241 and an accumulated deficit of $13,823,102. Information available at April 15, 1997 indicates that losses are continuing.

         The Company's continued existence is dependent upon its ability to raise capital and subsequently market its Windows(R)-based purchasing applications--GT Purchase PRO. Management believes that it will be successful in raising additional capital through the placement of the Company's equity and debt securities as discussed in Note 10 of the financial statements contained in the 1996 Annual Report. Historically, the Company has been successful in raising funds from outside sources through private placement or other means. While the Company believes that its most recent version of GT Purchase PRO has demand in the marketplace, a successful equity placement will be dependent upon each potential investor's evaluation of the prospects for generating revenues from this product. The Company, however, provides no assurances that significant revenues will be generated.

         The Company is considered a Small Business (SB) filer pursuant to Securities and Exchange Commission (SEC) regulations. As such, the accompanying financial statements, are not intended to, nor do they, include all disclosures required by the SEC's Regulation S-X.

         2.  Summary of Significant Accounting Practices:

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

         (b) Revenue Recognition

         The Company generally recognizes product revenue at the time products are shipped provided that no significant Company obligation remains outstanding and collection of the resulting receivable is deemed probable by management. Insignificant support obligations remaining at the time of shipment are accrued. In fiscal 1996 and the first three quarters of fiscal 1997, the Company did not obtain signed license agreements on certain product shipments, including all shipments of its most recent version of GT Purchase PRO. For these shipments, where a license agreement does not exist and the probability of collection and the existence of remaining obligations could not be determined, the sale has not been recorded and revenue has not been recognized in the accompanying financial statements.

         Service revenues are comprised primarily of revenues derived from maintenance agreements. Maintenance fees are recorded as deferred revenue and recognized over the maintenance period which is usually 12 months. Also included in deferred revenue are deferred product revenues which, based on their terms, will be recognized as revenue when the various terms are met.

         (c) Accounts Receivable

         Accounts receivable is presented net of allowance for uncollectible accounts of $74,429 at February 28, 1997, and $26,700 at May 31, 1996.

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

         (f) Cash and Cash Equivalents

         The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents for financial statement purposes. Included in cash equivalents at May 31, 1996, was a certificate of deposit totaling approximately $100,000.

         (g) Loss Per Common Share

         Net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the period. For the nine month period ended February 28, 1997, and the year ended May 31, 1996, common shares options and warrants were anti-dilutive and were not included in the weighted average of common shares used in determining per share amounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Except for the historical information contained herein, this Quarterly Report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to (i) sales backlogs, the potential for future orders and the existence of expressions of interest in the GT Purchase PRO product and (ii) the approval by the shareholders of the Company of an amendment to the Company's Certificate of Incorporation effecting a reverse stock split of the Company's issued and outstanding common shares and changing the per share par value permitting the mandatory conversion of certain convertible promissory notes. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the following risks and uncertainties: (i) the Company's history of losses and accumulated deficit, inconsistent revenues and the uncertainty of future profitability; (ii) the Company's capital requirements and the uncertainty of additional funding; (iii) the need for shareholder approval to convert certain convertible promissory notes; (iv) the uncertainty of market acceptance of GT Purchase PRO software; (v) new management and the need to recruit sales, service and implementation personnel to decrease dependence on third party developers and implementation; (vi) the intense competition in the software field; and (vii) the dependence on one product and rapid technological change in the industry. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Commission, including those risks and uncertainties discussed under the caption "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1996. The forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-QSB, and the Company cautions readers not to place undue reliance on such statements.

Results of Operations

For the Three and Nine Months Ended February 28, 1997 and February 29, 1996

         Total sales for the three months ended February 28, 1997 were $385,482 compared to negative sales of ($4,281) for the three months ended February 29, 1996. For the three months ended February 29, 1996, credits of $63,440 for some returned product (for the prior version of GT Purchase PRO) exceeded product and service sales during such period, resulting in the negative sales amount of ($4,281). Product sales for the three months ended February 28, 1997 were $328,077 compared to negative sales of ($48,770) for the three months ended February 29, 1996. This increase reflects sales of the GT Purchase PRO product. Sales backlog at the end of February 28, 1997 was $284,000. This compares with virtually no backlog at the beginning of the fiscal year. Service sales were $57,405 for the three months ended February 28, 1997, compared to $44,489 for the three months the previous year reflecting an increase of 29.0%. The increase in service revenues was attributable to the maintenance revenues resulting from the higher sales of the GT Purchase PRO product.

         Sales for the nine months ended February 28, 1997, increased to $556,222 compared to $238,430 for the nine months ended February 29, 1996, or an increase of $317,792 or 133.3%. This increase reflects the increased sales which took place in the third quarter of fiscal 1997.

         The cost of sales for the three months ended February 28, 1997 was $126,532 compared to $38,798 for the three months ended February 29, 1996, an increase of $87,734 or 226.1%. For the nine months ended February 28, 1997, cost of sales was $349,464 compared to $165,587 for the nine months ended February 29, 1996, an increase of $183,877 or 111.0%. This increase was primarily due to additional development and installation expense associated with the release of the new version of GT Purchase PRO.

         Selling expense for the three months ended February 28, 1997 was $161,848 compared to $120,729 for the three months ended February 29, 1996, an increase of $41,119 or 34.1%. This increase was primarily due to increased personnel and marketing expenses as sales and marketing activity increased in the three months ended February 28, 1997. For the nine months ended February 28, 1997, selling expense was $363,899 compared to $382,229 for the nine month ended February 29, 1996, a decrease of $18,330 or 4.8%. The levels of selling expense for the nine months ended February 28, 1997 declined, as compared to the nine months ended February 29, 1996, due to higher levels of personnel, advertising and marketing expenses in the first part of fiscal 1996.

         General and administrative expense for the three months ended February 28, 1997 were $226,817 compared to $105,509 for the three months ended February 29, 1996, an increase of $121,308 or 115.0%. For the nine months ended February 28, 1997 general and administrative expense was $849,666 compared to $460,584, an increase of $389,082 or 84.5%. This increase was primarily due to increased professional fees, including costs of litigation which have been settled and compensation expense due primarily to increased staffing.

         For the three months ended February 28, 1997, the Company reported a net loss of $130,323 (or $.01 per share) as compared to a net loss of $267,942 (or $.03 per share) for the prior year. For the nine months ended February 28,

1997, the Company reported a net loss of $1,002,228 (or $.10 per share) as compared to a net loss of $771,681 (or $.13 per share) for the prior year. This loss was caused by the continuation of low sales volumes and the increase of personnel, development, advertising and marketing expense. The per share loss for the three month period ended February 28, 1997 grew by a proportionally smaller amount than the total net loss, and the per share loss for the nine month period ended February 28, 1997, and actually decreased while the total net loss increased, due to the increase in the number of issued and outstanding shares.


Liquidity and Capital Resources

         The Company had a working capital deficit of $407,241 at February 28, 1997 as compared to a deficit of $645,258 at May 31, 1996, an increase in working capital of $238,017. The primary reason for the increase was the placement of convertible notes during the nine month period ended February 28, 1997. This was offset by the loss for the nine month period, continued product development expenditures, and payments against accounts payable and accrued expenses. As a result, cash decreased from $249,525 at May 31, 1996, to $37,904 at February 28, 1997.

         In October 1996, the Company began a private offering of its common shares and convertible debt (the "October 1996 Offering") which raised a total of $790,000 in gross proceeds for the company. On October 25, 1996, the Company issued a convertible note in the original amount of $750,000 to an accredited investor on the terms set forth in the private placement (the "October 25, 1996 Convertible Note"), and on December 11, 1996, the Company issued 160,000 shares of common shares to two accredited investors, at a price per share of $0.25, resulting in gross proceeds to the Company of $40,000. In February 1997, the Company began a private offering of convertible debt (the "February 1997 Offering") and issued convertible notes in the original amount of $319,000 to several other accredited investors. In addition, the Company has issued $605,000 of additional convertible notes from March 1, 1997 through April 14, 1997 as part of the February 1997 Offering.

         The terms of the October 1996 Offering were as follows: the convertible debt was issued at face value, has a two year term, accrues interest beginning six months after issuance, and will convert to common shares at a conversion price of one share for each $0.25 of outstanding principal and accrued interest upon the filing of an amendment to the Company's Certificate of Incorporation effecting a reverse stock split of the Company's issued and outstanding common shares. As additional consideration for the private offering, the Company issued common shares purchase warrants exercisable for one common share for every two common shares or conversion shares purchased, at an exercise price to be determined based on a formula. There can be no assurance that the shareholders of the Company will approve the amendment to the Company's Certificate of Incorporation that is required for the mandatory conversion of the convertible notes issued in the private placement.

         The terms of the February 1997 Offering are as follows: the convertible debt was issued at face value, has a two year term, accrues interest beginning six months after issuance, and will convert to common shares at a conversion price of one share for each $0.50 of outstanding principal and accrued interest upon the filing of an amendment to the Company's Certificate of Incorporation effecting a reverse stock split of the Company's issued and outstanding common shares. The securities offered and sold by the Company in the February 1997 Offering have not been registered under the Securities Act of 1933, as amended, or any applicable state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration. In addition, there can be no assurance that the shareholders of the Company will approve the amendment to the Company's Certificate of Incorporation that is required for the mandatory conversion of the convertible notes issued in the private placement.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

         On December 11, 1996, the Company issued 160,000 shares of common shares to two accredited investors, at a price per share of $.25, resulting in gross proceeds to the Company of $40,000. The issuance and sale of such common shares were made in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and Section 4(2) of the Securities Act.


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               None

         (b)   Reports on Form 8-K

               Current Report on Form 8-K, dated February 25, 1997.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            GREENTREE SOFTWARE, INC.



Date:  April 14, 1997                       By:  /s/ Joseph D. Mooney
                                                 ------------------------------
                                            Name: Joseph D. Mooney
                                            Title:   Chief Executive Officer