Form 10KSB/A
period 1996-05-31
GREENTREE SOFTWARE INC
filed 1997-05-09
CIK 727063

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A


                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

(Mark One)

         [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934(Fee Required)
                 For the fiscal year ended May 31, 1996;

                 or

         [ ]     Transition  Report  pursuant to Section 13 or
                 15(d) of the Securities Exchange Act of 1934 (No
                 Fee Required). For the transition period from __________ to _________.


         Commission File Number 0-11791


                            GREENTREE SOFTWARE, INC.
                            ------------------------
                 (Name of Small Business Issuer in Its Charter)


         New York                                          113-289799
         --------                                          ----------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)


7901 Flying Cloud Drive, Suite 150,
  Eden Prairie, Minnesota  55344                         (612) 941-1500
----------------------------------------                 --------------
(Address of Principal Executive Offices)          (Issuer's Telephone Number,
                                                      Including Area Code):

Securities Registered Under Section 12(b) of the Exchange Act:         NONE

Securities Registered Under Section 12(g) of the Exchange Act:


Common Shares, par value $.04 per share
---------------------------------------
(Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      [X]                           No       [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $305,132

State the aggregate market value of the voting stock held by non-affiliates computed by references to the price at which the stock was sold, on the average bid and asked prices of such stock, as of August 31, 1996:


Common Shares, par value $.04 per share - $3,132,392
----------------------------------------------------

State the number of shares outstanding in each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                         Outstanding
-----------------------                           ------------------------
Common Shares, par value                             9,503,662 shares
$.04 per share

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report on Form 10-KSB/A.

                            Greentree Software, Inc.

                         Annual Report on Form 10-KSB/A

                                  May 31, 1996

                              Cross Reference Sheet


PART II

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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

     As of September 1, 1996, the executive officers and directors of the Company were as follows:

                                                                   Year Became
                                                                   Officer or
Name                   Age        Position with Company            Director
----                   ---        ---------------------            --------

Brad I. Markowitz      38       Chairman of the Board and a
                                director                             1994

Jeffrey B. Pinkerton   48       President, Treasurer, Secretary
                                and a director                       1995

     Each executive officer is elected to serve at the discretion of the Board of Directors. For information relating to agreements which the Company has with certain of the persons named in the above table, see the section "Executive Employment Agreement."

     Brad I. Markowitz has served as Chairman of the Board of Directors of the Corporation since February 1994. Since 1990, Mr. Markowitz has served as President and a member of the board of directors of Focus Capital Corp., an investment banking firm. Since 1995, Mr. Markowitz has served as President and a member of the Board of Directors of Park Avenue Health Care Management, Inc., a physician practice management company. Since 1995, Mr. Markowitz has served as President and a member of the board of directors of Buckeye Communications, Inc. From 1987 to 1995, Mr. Markowitz served as Vice President of the ADCO Group, a real estate, banking and venture capital company.

     Jeffrey B. Pinkerton has served as President of the Corporation since August 1996 and as a member of the Board of Directors since October 1995. Since 1994 and from 1987 to 1991, Mr. Pinkerton has served in various positions for the Corporation, including President, Executive Vice President, Vice President-Product Development, and as a member of the board of directors. From 1991 to 1994, Mr. Pinkerton served as the owner of Viewpoint Consulting, a reseller of the Corporation's software products.

     No director serves as a director of a company which has a security registered under Section 12(b) or (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or is an investment company registered under the Investment Company Act of 1940, as amended.

Family Relationships

     There are no family relationships among any directors or executive officers of the Company.


Section 16(a) Beneficial Ownership Reporting Compliance

     Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the Corporation's directors and certain of its officers and persons holding more than ten percent of the Corporation's Common Shares are required to report their ownership of the Common Shares and any changes in such ownership to the Securities and Exchange Commission and the Corporation. Based on the Company's review of copies of such reports, Mr. Markowitz filed one untimely Form 4, Mr. Muhlbach filed one untimely Form 3 and Mr. Medico filed one untimely Form 3 and one untimely Form 4 during the fiscal year ended May 31, 1996.

Item 10. Executive Compensation

Summary Compensation Table

     The table below sets forth certain compensation information for the fiscal years ended May 31, 1996, 1995 and 1994 with respect to the Corporation's Chief Executive Officers and each executive officer of the Corporation who were the most highly paid for fiscal 1996.

                                                               Long Term
                                                             Compensation
                                       Annual Compensation       Awards
                                       -------------------   -------------     All Other
Name and Principal Position   Year     Salary($) Bonus($)      Options(#)   Compensation($)
---------------------------   ----     ------------------      ----------   ---------------
G. Michael Cassidy
  Chief Executive Officer     1996 (1)    $15,000          --         --           --
                              1995        $120,000      $7,500        --           --
                              1994        $108,826         --     125,000          --

John J. Medico
  President and               1996 (2)    $87,500          --         --           --
  Chief Executive Officer

Jeffrey B. Pinkerton
  President, Vice President-  1996 (3)    $108,750         --         --           --
  Product Development         1995        $120,000         --         --           --
                              1994        $ 35,923         --      75,000          --

-------------------------

(1)  Mr. Cassidy resigned as Chief Executive Officer on October 4, 1995.

(2) Mr. Medico was appointed President and Chief Executive Officer by the Board of Directors on October 4, 1995 and resigned on August 9, 1996.

(3) See "Executive Officers and Directors" for information as to the offices held by Mr. Pinkerton in fiscal 1994 and thereafter.

Option Grants in Last Fiscal Year

     No individual grants were made during fiscal year 1996 to any of the executive officers listed in the Summary Compensation Table noted above.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End
Option Values

     No options were exercised during the year by any person who held options which were eligible to be exercised. The following table sets forth information as to options exercised during the fiscal year ended May 31, 1996, and unexercised options held at the end of such fiscal year, by the individuals listed in the Summary Compensation Table.

                                                                                            Value of Unexercised
                                                             Numbers of Unexercised         In-the-Money Options
                          Shares Acquired      Value         Options at 5/31/96(#)              at 5/31/96($)
   Name                    on Exercise(#)   Realized($)    Exercisable/Unexercisable    Exercisable/Unexercisable(1)
   ----                                     -----------    -------------------------    ----------------------------
   G. Michael Cassidy            0               $0                   0/0                          $0/$0
   John J. Medico                0               $0                   0/0                          $0/$0
   Jeffrey B. Pinkerton          0               $0              75,000/50,000                     $0/$0


(1) Value is based on the mean between the high ask and the low bid prices supplied by the National Quotations Bureau in the Nasdaq System and reported by the NASD as of May 31, 1996 (the last trading date during fiscal 1996) ($0.6875) minus the exercise price.

Director Compensation

     At the current time, directors of the Corporation receive no compensation for their service to the Corporation as directors.

Executive Employment Agreement

     The Corporation entered into an employment agreement with Jeffrey B. Pinkerton, the President of the Corporation, as of February 17, 1994 (the "Employment Agreement"), which terminates on February 16, 1997. Mr. Pinkerton's current annual base salary under the Employment Agreement is $120,000, subject to annual review and increase by the Board of Directors of the Corporation. The Employment Agreement provides that Mr. Pinkerton's employment with the Corporation may be terminated by either Mr. Pinkerton or the Corporation, at any time and for any reason whatsoever. If the Corporation terminates Mr. Pinkerton's employment for a reason other than death, the Corporation will continue to pay Mr. Pinkerton's base salary for a period of three (3) months following such termination.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information concerning the shares of the Common Shares owned beneficially as of August 1, 1996 by (1) each person known to the Company to own beneficially 5% or more of the Common Shares; (2) each director of the Company; (3) the chief executive officers of the Company; (4) each executive officer of the Company as of May 31, 1996, whose compensation exceeded $100,000 in fiscal 1996; and (5) all directors and executive officers as a group. Each beneficial owner has advised the Company that he has sole voting and investing power as to the shares of the Common Shares, except as indicated in the notes below and except as to the options and warrants described in the notes below which do not have any voting power until exercised and the options which generally may not be transferred except in certain limited circumstances.


                                     Amount and Nature         Percent of Class
Name and Address                   of Beneficial Ownership      Ownership (1)
of Beneficial Owner

John J. Medico (2)                           83,335                0.87%

G. Michael Cassidy  (3)                      45,000 (4)            0.47%

Brad I. Markowitz (5)                       302,710 (6)            3.19%

Jeffrey B. Pinkerton (7)                    186,766 (8)            1.96%

Larry I. Jeddeloh                         1,496,666 (9)           15.75%
TIS Group, Inc.
200 South Sixth Street
Suite 450
Minneapolis, MN

TIS Acquisition and                       1,413,333               14.87%
Management Group, Inc.
200 South Sixth Street
Suite 450
Minneapolis, MN

Mark Cahill                                 998,333(10)           10.50%
66 Greenwich Street
New York, NY  10014

Primerica Life Insurance                    666,666                7.01%
Company
3120 Breckenridge Blvd.
Duluth, GA  30199

All current directors and executive         489,476                5.15%
officers as a group (2 persons)


----------

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

(2) Mr. Medico was the Chief Executive Officer of the Company from October 4, 1995 to August 9, 1996.

(3) Mr. Cassidy resigned as Chief Executive Officer of the Company on October 4, 1995.

(4)  Includes 25,483 shares issuable upon the exercise of outstanding warrants.

(5)  Mr. Markowitz is the Chairman of the Board and a director of the Company.

(6) The shares reported in the table reflect 63,267 shares owned by Focus Capital Corp., 108,402 shares issuable upon the exercise of two February Warrants and 114,375 shares issuable upon the exercise of a Placement Agent's Warrant, which Warrants are also held by Focus Capital Corp. and 16,666 and of record by Mr. Markowitz. Mr. Markowitz is the President and a director of Focus Capital Corp. and his wife is the sole shareholder. He disclaims beneficial ownership of 286,044 of such shares.

(7)  Mr. Pinkerton is President and a director of the Company.

(8) Include 53,499 shares issuable upon the exercise of two February Warrants, 50,000 shares issuable upon the exercise of options granted pursuant to the 1994 Option Plan and 50,000 shares issuable upon the exercise of options granted pursuant to the 1987 Option Plan.

(9) Includes 1,413,333 shares held by TIS of which Mr. Jeddeloh has shared voting and investment power.

(10) Of such 770,000 shares, 36,667 are owned of record by Raymond James as Custodian of the IRA Account of Mark Cahill.

     The Company is not aware of any arrangements, the operation of which may at a subsequent date result in a change in control of the Company.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto to be duly authorized.


                                             GREENTREE SOFTWARE, INC.
                                             (Registrant)

Date:  April ___, 1997                       /s/ Jeffrey B. Pinkerton
                                             ------------------------
                                             Jeffrey B. Pinkerton
                                             President, Chief Financial
                                             Officer and Director