Form 10KSB
period 1997-05-31
GREENTREE SOFTWARE INC
filed 1997-09-15
CIK 727063

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                     FORM 10-KSB

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITY EXCHANGE ACT OF 1934 (MARK ONE)




[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) for the fiscal year ended May 31, 1997;

  or

[   ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 (no fee required) for the transition period from ___________ to ___________.


Commission File Number 0-11791



                               GREENTREE SOFTWARE, INC.
                    (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


NEW YORK                                                              13-2897997
-------------------------------                            ---------------------
(State or Other Jurisdiction of                            (IRS Employer ID No.)
 Incorporation or Organization)

7901 Flying Cloud Drive
Suite 150                                                                  55344
Eden Prairie, Minnesota  55344                                        ----------
----------------------------------------                              (Zip Code)
(Address of Principal Executive Offices)

Issuer's Telephone Number, Including Area Code:                   (612) 941-1500

Securities Registered Under Section 12(b) of the Exchange Act:              None
Securities Registered Under Section 12(g) of the Exchange Act:

Title of Each Class
--------------------------------------
Common Shares, par value $0.01 per share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  [ X ]     No   [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year:   $599,373

The aggregate market value of the Common Shares, par value $0.01 per share ("Common Shares"), held by non-affiliates of the Registrant (totaling 1,321,736 shares) was $1,890,082 as of August 25, 1997 (based upon the closing bid of the Registrant's Common Shares in the OTC Bulletin Board on August 25, 1997 of $1.43 per share). The term affiliates is deemed, for this purpose only, to refer only to directors, officers, and principal stockholders of the Registrant.

State the number of shares outstanding in each of the issuer's classes of common equity, as of August 25, 1997.


                      CLASS                       OUTSTANDING
                      -----                       -----------

               Common Shares, par value        2,564,803 shares
               $0.01 per share



                         DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report on Form
10-KSB.

                               GREENTREE SOFTWARE, INC.
                             ANNUAL REPORT ON FORM 10-KSB
                                     MAY 31, 1997

                                CROSS REFERENCE SHEET



                                    PART I                                  PAGE
                                                                            ----

Item 1   Description of Business                                              1

Item 2   Description of Property                                              8

Item 3   Legal Proceedings                                                    8

Item 4   Submission of Matters to a Vote of Security Holders                  8


                                    PART II

Item 5   Market For Common Equity and Related Stockholder Matters             8

Item 6   Management's Discussion and Analysis or Plan of Operations           10

Item 7   Financial Statements                                                 12

Item 8   Changes in the Disagreement with Accountants on Accounting
         and Financial Disclosure                                             12


                                   PART III

Item 9   Directors, Executive Officers, Promoters, and Control Persons:
         Compliance With Section 16(a) of the Exchange Act                    13

Item 10  Executive Compensation                                               15

Item 11  Security Ownership of Certain Beneficial Owners and
         Management                                                           16

Item 12  Certain Relationships and Related Transactions                       18

Item 13  Exhibits, Lists, and Reports on Form 8-K                             18

    Except for the historical information contained herein, this Annual Report on Form 10-KSB may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, (i) the potential for future orders and the existence of expressions of interest in the GT Purchase PRO product, and (ii) results of future performance. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the following risks and uncertainties: (i) the Company's history of losses and accumulated deficit, limited revenues, and the uncertainty of future profitability; (ii) the Company's capital requirements and the uncertainty of additional funding; (iii) the uncertainty of market acceptance of GT Purchase PRO software; (iv) the intense competition in the software field; and (v) the dependence on one product and rapid technological change in the industry. The forward-looking statements contained herein represent the Company's judgment as of the date of this Annual Report on Form 10-KSB, and the Company cautions readers not to place undue reliance on such statements.

Except as otherwise noted, all information in this Annual Report on Form 10-KSB reflects a one-for-six reverse stock split of the Company's Common Shares effected on July 22, 1997.

PART I:

ITEM 1:   DESCRIPTION OF BUSINESS

THE COMPANY

    Greentree Software, Inc. (the "Company" or "Greentree") began operations in June 1977 as a management consulting firm specializing in the area of purchasing and materials management. The Company was incorporated in New York in 1984. In 1985, the Company introduced its first software product for purchasing and materials management, Computer Aided Purchasing-Registered Trademark- ("CAP1") for use on IBM compatible personal computers. Since 1991, all of the Company's revenues have been derived from the sale and maintenance of software products.

    The Company first released its Microsoft Windows and client/server based purchasing and materials management software system (GT Purchase PRO) in May 1994. However, due to problems encountered with the initial software development toolset, general problems relating to the transition to the client/server, Windows platform, and a change from internal to external development, the Company's GT Purchase PRO product (formerly referred to as GT 4.0) required substantial product development to eliminate operation and performance problems encountered when operating the software. In March 1996, the Company released its GT Purchase PRO version 5.0 which substantially eliminated the product's prior performance and operating problems. In May 1997, GT Purchase PRO version 6.0 was released which provided additional major enhancements to the product. As a result of the ongoing development work, the Company has had to repeatedly seek, and will continue to seek, additional funding in order to continue operations. There can be no assurance that such funding will be available, or that if obtained, will be sufficient to support the Company's operations until such time as the Company's operations may be sustained from operating cash flow.

GT PURCHASE PRO

    GT Purchase PRO is a full life-cycle suite of software for improving the performance of Purchasing and Materials Management. As a companion to Financial Accounting Software, GT Purchase PRO gives everyone, including requisitioners, managers, buyers, and executives, a better and more efficient solution for purchasing and materials management automation. GT Purchase PRO is compatible with Structured Query Language ("SQL") databases, the client/server architecture, and e-mail. GT Purchase PRO is an enterprise-wide application developed in Powerbuilder 5.0 that is shipped as a 16-bit application for Windows 3.1 users or as a true 32-bit application for Windows 95 and NT users.

    The complete software suite includes the following modules:

          Purchasing                                   Requisitioning

          Receiving                                    Quotations and RFQ's

          Inventory                                    Invoice Matching

          Asset Management                             Blanket Orders

    All of the modules can be integrated into one common logical system, and interfaces are available for supporting external Accounts Payable and MRO applications and systems. The software routes electronic purchase requisitions as APPLICATION-LEVEL communication. Requisitions flow via corporate LANs, WANs, Internet, or Intranet to back-office solution processing. Requisitions are created using on-line, electronic product, and services catalogs. Before reaching back-office processing, requisitions must be approved, and this is achieved using an authorization cycle as established through user-defined workflow routed on top of existing e-mail systems.

    Requisitions can be converted to RFQ's to support the bidding and sourcing process, or requisitions can be turned directly into purchase orders. All information is processed at the line item level. Buyers can turn one requisition into many P.O.'s or many requisitions into one P.O. A Blanket Purchase Order feature handles routine and repetitive purchases. Purchase orders can be sent to vendors via paper, fax, and e-mail or exported for EDI exchange.

    The system uses industry standard, leading technology. Internet/intranet technologies are combined with client/server technologies, creating a versatile, highly reliable software solution. Modules are available for creating and sending purchase requisitions via the internet, and the system also allows for remote receipt of goods via the internet. There are multiple security levels for requisition authorization.

    Requisitions move over existing e-mail systems using MAPI and VIM. Contracts, product specifications, and other documents are managed as file attachments using OLE automation. Also, the system supports robust industry standard databases, including Oracle, Microsoft SQL, Sybase SQL, and Sybase SQL AnyWhere.

    For corporations embracing internet/intranet technologies, the Company believes that the system is well planned. A thin client approach is available for purchase requisitioners via their intranet, and remote users with no WAN access can create and send requisitions via a web browser and the internet. In addition, vendor web sites can be easily launched from within the system. The vendor file maintains URL's for quick launch of a desktop web browser.

MARKETS

    Materials Management automation is an emerging market within the category of enterprise administrative applications. Movement to Client/Server Systems began when corporations migrated from host-based systems to Client/Server Human Resources and Financial Systems followed by the migration of Manufacturing Management Systems. Over the next few years, the Company believes that MMS (Materials Management Systems) or SCM (Supply Chain Management Systems) will continue to emerge in the area of financial applications.

    With the advent of internet/intranet technologies, self-service applications, such as material requisitions and approvals, can now be efficiently deployed on every desktop of the enterprise. This streamlines the expenditure cycle within an organization allowing for better purchase management and enhanced supplier relationships. To capture this market, applications vendors will need to offer sensible implementations of client/server, intranet/internet, and workflow technologies. More importantly, the applications must integrate best practices purchasing and supplier management.

    According to PURCHASING MAGAZINE, an estimated $250 billion was spent last year on maintenance, repairs, and operations (MRO) purchases by the top 100 "buying" companies. Most of these companies have either paper systems or automated systems that are not integrated with an automated materials management procurement system. The Gartner Group states that world class procurement leaders will enjoy an 8% to 10% revenue advantage by year 2000. By targeting customers within fast-moving industries, such as telecommunication, computer hardware and software, and financial services, the Company's goal is to gain momentum and capture an early market share of this emerging segment. By offering executive management a practical implementation of client/server, intranet, and workflow technologies, such as materials management automation, the Company's strategy is to obtain larger contract values with shorter sales cycles.

DISTRIBUTION STRATEGY

    The enterprise client/server market, because it is the emerging market, appears to afford the greatest immediate revenue opportunity. Because of this, the Company's strategy is to develop partnerships targeted to the direct sales force of accounting software vendors, database vendors, and large systems integrators (Big Six). This will create a force multiplier, and the Company will recruit a sales force to sell into these accounts, as well as staffing a service organization to support these customers on sight. There can be no assurance that the Company will be successful in developing its partner network or in recruiting a sales and support staff to meet its needs.

COMPETITION

    The market for purchasing and procurement software in which the Company competes is highly competitive. Competition for purchasing systems software comes from custom built on-line systems, suppliers' proprietary systems, and financial accounting software. The Company believes it competes on the basis of product features, performance, and price and compares favorably to the competition on each of these factors. The Company also believes that its history of financial and product performance problems has negatively affected its image in the marketplace and that it has lost potential business from potential clients who expressed concerns about the Company's current financial status and ability to remain solvent. It is impossible to predict what effect these issues may have on the Company's future market image, overall competitiveness, and ability to market its products. There can be no assurance that the Company will be able to grow sufficiently to enable it to compete effectively.

DEVELOPMENT

    As with any new software product, GT Purchase PRO has, and may continue to contain, "bugs." The Company has a formal quality assurance program, as well as beta testing by select customers and/or prospects to identify those bugs which are considered significant and need to be corrected prior to general release of the product/module to prospects and customers. Management believes that all significant bugs with respect to the modules released to date have been identified and corrected or are being corrected and that all significant bugs with respect to future modules will be identified and corrected.

    Since its inception, the Company has made substantial investments in research and development. The Company spent approximately $261,000 and $619,000 in fiscal 1997 and fiscal 1996, respectively, on research and development activities, including amounts capitalized as part of deferred software development costs of approximately $228,000 and $419,000, respectively.

MAINTENANCE SERVICE

    Maintenance revenues for fiscal 1997 and fiscal 1996, primarily for the Company's discontinued DOS-based product, were $175,871 and $165,781, respectively. See Item 6 to this report for additional comments related to the trend of billings for these revenues. Maintenance contracts are generally sold to customers for 15% of the software product cost. These entitle the customer to telephone support and upgrades as they become available.

WARRANTIES

    The Company's standard maintenance agreement for its CAPS System and GT Purchase PRO modules provide that the Company will furnish such services as are necessary to correct any malfunction in such software. Under the terms of such agreement, if the Company is unable to correct a malfunction by means of telephone or telecommunication assistance, repairs may, at the customer's option, be performed on the premises where the software is located. For such services rendered, the customer is obligated to pay the Company fees at certain prescribed rates as set forth in the agreement and to provide reimbursement for travel and other expenses.

DEPENDENCE ON CUSTOMERS, RESELLERS, OR SUPPLIERS

    The Company has been dependent on the outsourcing relationship it has had with LDSi, its software developer and support resource. In July 1997, the Company brought the software development in house and is now doing all product development and support internally.

COPYRIGHTS, TRADEMARKS, AND PATENTS

    The trade names "Computer Aided Purchasing" or "CAP" and CAPlink" have been registered by the Company with the United States Patent and Trademark Office and will expire in March 1999 and December 2000, respectively, unless renewed.
Under the Trademark Revision Act of 1988, trademark registrations in the United States have a ten-year term and can be renewed repeatedly for ten-year terms provided certain criteria are met.

    The Company has sought, and will continue to seek, to protect all software programs developed by it under United States copyright laws. The Company is in the process of applying for the copyright of its GT Purchase PRO product. Management intends to protect aggressively the Company's copyright and proprietary rights against any attempt by a competitor to infringe or interfere with such rights. However, litigation in this area is expensive, and in view of the Company's cash flow problems (see the section "Liquidity and Capital Resources" in Item 7 to this report), the Company may not have, or, assuming no such problems, may not wish to commit, funds to commence or pursue such litigation, especially because the high costs thereof could adversely affect the Company's results of operation. Even if the Company commences such litigation, there is no assurance that the Company would prevail.

EMPLOYEES

    As of August 25, 1997, the Company had thirteen employees, of which ten were full-time employees. See "Executive Compensation - Executive Employment Agreements."

PRIVATE PLACEMENTS

    In October 1996, the Company began a private offering of its common shares and convertible debt which raised a total of $2,090,000 in gross proceeds for the Company. On October 25, 1996, the Company issued a convertible note in the original amount of $750,000 to an accredited investor [as such term is defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Regulation D under the Securities Act] on the terms set forth in the private placement (the "October 25, 1996 Convertible Note"), and on December 11, 1996, the company issued 26,666 shares of common shares to two accredited investors, at a price per share of $1.50, resulting in gross proceeds to the Company of $40,000. As additional consideration for the October 25, 1996 convertible note and the December 11, 1996 private offering, the Company issued common shares purchase warrants exercisable for one common share for every two common shares or conversion shares purchased, at an exercise price of $2.40 per share.

    The October 25, 1996 convertible note was issued at face value, had a two year term, accrued interest beginning six months after issuance, and converted to Common Shares at a conversion price of one share for each $1.50 of outstanding principal and accrued interest upon the filing of an amendment to the Company's Certificate of Incorporation effecting a reverse stock split of the Company's issued and outstanding common shares and changing the per share par value.

    In February 1997, the Company started a second offering and issued additional convertible notes in the amount of $1,300,000 to several other accredited investors. The February 1997 convertible notes were issued at face value, had a two year term, accrued interest beginning six months after issuance, and would convert to common shares at a conversion price of one share for each $3.00 of outstanding principal and accrued interest upon the filing of an amendment to the Company's Certificate of Incorporation effecting a reverse stock split of the Company's issued and outstanding Common Shares and changing the per share par value.

    The convertible notes described above converted into an aggregate of 954,193 shares of Common Shares in July 1997.

ENVIRONMENTAL REGULATIONS

    The Company does not believe that compliance with federal, state, and local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment currently have, or in the foreseeable future, will have any material effect upon the capital expenditures, earnings, or competitive position of the Company.

RISK FACTORS

    Stockholders and prospective purchasers of the Company's Common Stock should carefully consider the following risk factors in addition to the other information appearing in this Annual Report on Form 10-KSB.

HISTORY OF LOSSES AND ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY.

    The Company had a net loss of approximately $1.8 million for the fiscal year ended on May 31, 1997 and had an accumulated deficit at May 31, 1997 of approximately $14.6 million. The Company has experienced ongoing losses from operations and expects that such losses will continue for at least some period until product sales may be generated in sufficient volume to offset expenses. For the fiscal year ended May 31, 1996, the Company had revenues of $305,132. For the fiscal year ended May 31, 1997, the Company had revenues of $599,373. There can be no assurance the Company's revenues will continue at all or will grow sufficiently to achieve profitability. The Company does not expect to be profitable unless and until such time as sales of its software products generate sufficient revenue to fund its operations.

CAPITAL REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING.

    At August 25, 1997, the Company had expended a substantial portion of its cash balances. Predicting the costs of ongoing development of the Company's software product and of the expansion of its sales force and other required personnel, as well as its working capital and other capital needs, is difficult. There can be no assurance that revenues, if any, generated by the Company from the sale of its software product will be adequate to successfully market its software product and to expand its sales force. The Company anticipates that it will have to raise additional capital to fund continuing operations. There can be no assurance that any such required capital would be available on acceptable terms, if at all. If the Company is unable to raise such additional capital on acceptable terms, it could have to discontinue operations and liquidate.

GT PURCHASE PRO SOFTWARE.

    The Company has invested heavily in research for, and development of, its core purchasing and materials management software system - GT Purchase PRO. The orders received to date for the GT Purchase PRO product have been significantly lower than expected by management. Management believes that this was due primarily to a variety of problems which were partly created by one of the development tools used to develop the initial product. The Company believes that its history of financial and product performance problems has negatively affected its image in the marketplace and that it has lost potential business from potential clients who expressed concerns about the Company's current financial status and ability to remain solvent. The Company believes the software development toolset used to produce GT Purchase PRO 6.0 has corrected the performance problems associated with the prior version of the product; however, there can be no assurance that (i) such performance problems have been completely eliminated; (ii) any further required development work will be completed on a timely basis; (iii) there will be satisfactory acceptance of the new product into the marketplace; or (iv) revenues from this new product will be realized in any material amounts, if at all, and if realized, when.

NEW MANAGEMENT, ABILITY TO RECRUIT SALES, SERVICE, AND IMPLEMENTATION PERSONNEL.


    The Company's new management share a very limited history in operating the Company even though they are experienced in managing companies with the problems similar to those being faced by the Company. There can be no assurance that the Company's management will be successful in meeting their planned objectives for the Company. The ability to achieve anticipated revenues is substantially dependent on the ability of the Company to attract on a timely basis and retain skilled personnel, especially key management, sales, service, and implementation personnel. The Company believes that its future success will depend in large part on its ability to attract and retain highly skilled technical, managerial, marketing, and professional services personnel to ensure the quality of products and services provided to its customers. Competition for such personnel, in particular for product development and implementation personnel, is intense, and the Company competes in the market for such personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company. There can be no assurance that the Company will be successful in attracting and retaining skilled personnel. The Company's inability to attract and retain qualified employees would have a material adverse effect on the Company's business.

SUBSTANTIAL COMPETITION.

    The software field is a growing one and, in addition to the computer manufacturers which also offer software products performing functions similar to the Company's products, a large number of providers of industry-specific applications and software developers are introducing new purchasing modules and software programs into the market. Existing competitive products offered by companies with greater financial or marketing resources impact and limit the Company's revenues. There can be no assurance that competitors do not have or will not offer or develop products that are superior to the Company's products or that achieve greater market acceptance. In addition, suppliers of relational database management systems and companies that develop management information software applications for large multinational manufacturers have begun to target the firms targeted by the Company and offer applications that compete in the Company's markets. As a result, competition (including pricing competition) may increase, which could result in price reductions and loss of market share. The Company may also face market resistance from potential customers from the large installed base of legacy systems, who may be reluctant to commit the time and resources necessary to convert to an open systems-based client/server software product. As the client/server computing market expands, a large number of companies, many with significantly greater resources than the Company, may enter the market or increase their market share by acquiring or entering into the alliances with competitors of the company. There can be no assurance that the Company will be able to compete successfully against its competitors or that the competitive pressures faced by the Company will not adversely affect its financial performance.

DEPENDENCE ON ONE PRODUCT.

    Substantially all of the Company's revenues are expected to be derived from the sale of its GT Purchase PRO 6.0 and related support services. Accordingly, any event that adversely affects fees from such product or fees derived from the sale of such product, such as competition from other products, significant flaws in the product, or incompatibility with third party hardware or software products, negative publicity or evaluation, or obsolescence of the hardware platforms or software environments in which the product runs, could have a material effect on the Company's results of operations. The Company's future financial performance will depend on the continued development and introduction of new and enhanced versions of GT Purchase PRO 6.0 and other products and on customer acceptance of such new enhanced products.

RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCTS.

    The market for the Company's software products is characterized by rapid technological advances, evolving industry standards, change in end-user requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development as obsolete and unmarketable. Accordingly, the Company's future success will depend upon its ability to enhance its current products and develop and introduce new products that keep pace with technological developments, satisfy varying end-user requirements, and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments or end-user requirements, or any significant delays in product development or introduction, could severely damage the Company's competitive position and have an adverse effect on revenues. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely basis or that the Company will not experience significant delays in the future which could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

    The Company intends to rely on a combination of copyright, trademark and trade secret laws, employee and third party nondisclosure agreements, and other industry standard methods for protecting ownership of its proprietary software. There can be no assurance, however, that in spite of these precautions, an unauthorized third party will not copy or reverse-engineer certain portions of the Company's products or obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the mechanisms used by the Company to protect its software will be adequate or that the Company's competition will not independently develop software products that are substantially equivalent or superior to the Company's software products.

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

ITEM 2:   DESCRIPTION OF PROPERTY

    Effective in October 1996, the Company relocated its corporate offices to 7901 Flying Cloud Drive in Eden Prairie, Minnesota, where it occupies 1,197 sq. ft. and a lease expiring October 31, 1999. The Company also has a lease for office space in Sarasota, Florida which it subleases at a rate approximating that being paid by the Company.

ITEM 3:   LEGAL PROCEEDINGS

    The Company is not currently a party to any material litigation proceedings.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended May 31, 1997.


PART II:

ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Common Shares are traded in the National Association of Securities Dealers OTC Bulletin Board (Symbol: GTSW). The following table sets forth the range of high and low bid quotations of the Common Shares for each quarterly period during the two fiscal years ended May 31, 1997 and May 31, 1996 as reported by NASD Bulletin Board. The quotations in the table and the succeeding paragraph represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

                                                   BID
                                        -------------------------
               PERIOD                    HIGH               LOW

         FISCAL YEAR ENDING:
            May 31, 1997
            First Quarter               $6.0000           $2.6220
            Second Quarter              $4.8750           $2.2500
            Third Quarter               $6.3750           $2.2500
            Fourth Quarter              $4.3125           $2.7000

         FISCAL YEAR ENDING:
            May 31, 1996
            First Quarter              $ 7.5000           $3.3750
            Second Quarter             $ 6.9375           $3.3750
            Third Quarter              $10.1250           $2.0625
            Fourth Quarter             $ 9.7500           $3.7500

    The closing bid sales price of the Common Shares on August 25, 1997 in the NASD OTC Bulletin Board (as reported by the NASD) was $1.43 per share.

HOLDERS

    The number of holders of record of the Common Shares at August 25, 1997 was approximately 400. Management of the Company is of the opinion that, based on copies of proxy statements and Annual Reports requested by brokers, banks, and other record holders for beneficial owners in connection with the last two meetings of shareholder, that a significant number of registered shares are held for beneficial owners.

DIVIDENDS

    The Company has never paid cash dividends on the Common Shares nor does the Board of Directors anticipate the Company paying cash dividends in the foreseeable future because of the financial requirements necessary to develop operations.

NASD REQUIREMENTS

    The Company's Common Shares are traded in the over-the-counter market and reported in the NASD's OTC Bulletin Board or in the "pink sheets" as reported by the National Quotation Bureau, Inc. However, because the bid price of the Common Shares was below $5.00 per share when the Common Shares were delisted from the NASDAQ System, the Common Shares, when recommended by a broker-dealer, are subject to the limitations of Rule 15g-9 under the Exchange Act, which Rule imposes additional sales practices requirements on broker-dealers which sell the Common Shares (1) to persons other than (a) existing customers with a previous history of trading through such broker-dealer, (b) institutional accredited investors (for example, a bank or savings and loan association), and (c) a director and/or officer of the Company and/or the beneficial owner of 5% or more of the Common Shares, or (2) in transactions not exempt by the Rule. For transactions under Rule 15g-9, the broker-dealer must obtain written information from the prospective purchaser as to his or her financial situation, investment experience, and investment objectives, and based on such information, reasonably determine that transactions in the security are suitable for that person and that the prospective investor (or his or her independent advisor) has sufficient knowledge and experience in financial matters so as to be reasonably expected to be capable of evaluating the risks of transactions in such security. The broker-dealer must also receive the purchaser's written agreement to the transaction prior to the sale. Certain broker-dealers, particularly if they are market makers in the Common Shares, will have to comply with the disclosure requirements of Rules 15g-2, 15g-3, 15g-4, 15g-5, and 15g-6 under the Exchange Act. Consequently, Rule 15g-9 and these other Rules may adversely affect the ability of broker-dealers to sell the Common Shares as a result of the delisting.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Financial Statements and Notes thereto and the other financial information included elsewhere in the Form 10-KSB Report. This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors the Company believes could cause actual results to differ materially from those contemplated by the forward looking statements. The Company undertakes no obligation to update the information contained in this
Item 6.

    Fiscal 1997 showed improvements in certain areas, including the addition of seasoned management and sales staff and also product improvements with GT Purchase Pro. However, sales continue to lag expectations. Nevertheless, the Company has moved forward with an increase in installed customer base and referenceable sites. In May 1997, GT Purchase Pro Version 6.0 was released which provided additional major enhancements to the product, including additional modules and web capabilities.

FISCAL YEAR ENDED MAY 31, 1997 VS. 1996.

    Total sales, which include product and services revenues for fiscal 1997 were $599,373 compared to $305,132 for fiscal 1996, reflecting an increase of 96.4%. Product revenues for fiscal 1997 were $368,915 compared to $125,785 for fiscal 1996, an increase of $243,130 or 193.3%. Services revenue for fiscal 1997 were $230,458 compared to $179,347 for fiscal 1996, an increase of $51,111 or 28.5%. Included in services revenue for fiscal 1997 were training and dealer fees of $54,587 compared to $13,566 for fiscal 1996, an increase of $41,021 or 302.4%. Also included in service revenues for fiscal 1997 were maintenance revenues of $175,871, compared to $165,781 for fiscal 1996, an increase of $10,090 or 6.1%.

    The primary reasons for the increase in sales in fiscal 1997 over fiscal 1996 were the increase in demand for the GT Purchase Pro product following the rewrite of significant portions of the GT Purchase Pro source code in late fiscal 1996 and the ability of the company to obtain additional financing in fiscal 1997 to expand the sales and marketing effort and the products technical support. These increases are largely attributable to an increase in market acceptance of the client/server product.

    Due to the Company's continued losses from operations, difficulties in successfully releasing GT Purchase PRO and securing significant product sales, the Company has previously experienced difficulties in securing the funds necessary to support the negative cash flow from operations during fiscal 1997 and 1996 (see the section "Liquidity and Capital Resources" in this section for further comments). In addition, the Company believes that certain prospective customers may have deferred orders, or not placed orders, due to concerns with respect to the financial viability of the Company.

    Additional funding will be required during the second quarter of fiscal 1998 to continue to expand the marketing and customer support efforts. There can be no assurance that funding will be available, or that, if obtained, will be sufficient to support the Company's operations until such time that as the Company's operations may be sustained from operating cash flows.

    Cost of revenues for fiscal 1997 decreased to $508,705 from $523,853 in fiscal 1996, a decrease of $15,148 or 2.9%. The main reasons for this decrease were lower compensation expense and lower consulting fees for outside programmers, consultants, and contract labor. Offsetting these reductions was an increase in the amount of the amortization of capitalized software development costs.

    As of May 31, 1997, the Company had recorded $526,372 in net capitalized software costs. Capitalized costs are being amortized on a straight-line basis over twelve (12) to thirty-six (36) months from the date of product release. Management continues to believe that these capitalized amounts are recoverable given the expected revenue increase from GT Purchase PRO; however, should revenues not increase to the levels expected by Management, these amounts would have to be written down to their realizable values, which could result in a material charge against earnings.

    Selling expenses for fiscal 1997 were $584,984 compared to $562,272 in fiscal 1996, an increase of $22,712 or 4.0%. This increase was primarily due to an increase in advertising and promotion costs as the Company made a significant effort to expand its marketing activities in connection with the improved GT Purchase PRO product and attempts to reach new customers.

    General and administrative expenses for fiscal 1997 were $1,321,842 compared to $797,175 for the prior year, an increase of $524,667 or 65.8%. This increase was due to a number of factors, including an increase in salaries and related payroll expenses for administrative management and an increase in professional, legal, and accounting fees. These amounts were incurred with the addition of new management and as the Company worked to resolve and clean up financial and legal issues.

    Interest expense for fiscal 1997 was $8,282 compared with $744 for the prior year, an increase of $7,538. Interest income for fiscal 1997 was $1,240 compared to $2,432 in fiscal 1996, a decrease of $1,192. The increase in the interest expense was related to the interest accruing on some of the convertible notes payable which were issued in October 1996.

    For fiscal 1997, the Company reported a net loss of $1,823,200 (or $1.14 per share) as compared with a net loss of $1,576,480 ($1.42 per share) for fiscal 1996. This loss was caused by the lower than anticipated revenue levels which were not sufficient to offset the other costs and expenses.


LIQUIDITY AND CAPITAL RESOURCES.

    During fiscal 1997, the Company raised $33,377, net of cash placement agent fees and other issue costs, from the issuance of Common Shares in Private Placements in December 1996 and $2,049,566 net proceeds from the issuance of convertible Notes Payable in October 1996 and February 1997. All such proceeds were used to fund product development, sales, and the Company's general operating expenses. The Company currently anticipates that it will require additional and ongoing outside funding to continue operating until such time that the Company is able to generate product sales sufficient to offset its working capital deficit and ongoing operating expenses. There can be no assurance that the Company will be successful in securing outside funding or, if available, upon what terms.

    The Company had a working capital deficit of $2,181,387 as of May 31, 1997 as compared with a working capital deficit of $645,258 as of May 31, 1996, an increase of $1,536,129. The primary reason for this increase in working capital deficit was the use of the cash proceeds from the issuance of the convertible notes payable which were used to fund operations for fiscal 1997. These notes were subsequently converted to equity in July 1997 which would have reduced the working capital deficit as of May 31, 1997 to $131,821.

    The Company incurred approximately $24,567 in capital expenditures during fiscal 1997 as compared with $31,723 in fiscal 1996.

    (See the Report of Independent Accountants and Note 1 to Notes to Financial Statements in Item 7 to this Report regarding the continued existence of the Company as a "going concern.")


ITEM 7:   FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Price Waterhouse LLP                                               F-2

Report of KPMG Peat Marwick LLP                                              F-3

Balance Sheets at May 31, 1997 and 1996                                      F-4

Statements of Operations For The Years Ended May 31, 1997 and 1996           F-5

Statements of Stockholders' Equity (Deficit)for the Years Ended
May 31, 1997 and 1996                                                        F-6

Statements of Cash Flows for the Years Ended May 31, 1997 and 1996           F-7

Notes to Financial Statements                                                F-8


ITEM 8:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

CHANGE IN INDEPENDENT ACCOUNTANTS

    On May 15, 1997, the Board of Directors of the Registrant authorized the Company to engage Price Waterhouse LLP ("PW") rather than KPMG Peat Marwick LLP ("KPMG") as the Registrant's independent public accountants for the fiscal year ending May 31, 1997, subject to the Chief Financial Officer of the Registrant confirming acceptance by PW of such appointment and notifying KPMG. On May 15, 1997, the Registrant advised KPMG and PW of its decision. On May 15, 1997, PW advised the Registrant that it accepted the appointment, and the Company officially engaged PW as its independent public accountants for the fiscal year ending May 31, 1997.

    KPMG served as the Registrant's independent public accountants and auditors since November 21, 1994. KPMG was dismissed by the Board of Directors as of May 15, 1997. The Registrant's decision to employ PW rather than KPMG was the result of the Registrant's decision to move its executive offices to Eden Prairie, Minnesota, upon the hiring of Mr. Mooney as Chief Executive Officer, and the fact that the Registrant wanted to utilize the services locally of a large independent public accounting firm which had particular expertise in the software industry.

    In each of the past two fiscal years, KPMG in its report noted that, although the financial statements had been prepared assuming that the Registrant will continue as a going concern, the Registrant has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Such firm also stated that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    There were no disagreements with KPMG, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to that firm's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its report. The Company notes that, in connection with the fiscal year 1996 audit, certain matters concerning the Company's internal controls were brought to the Company's attention in a letter to the Board of Directors dated September 11, 1996. These concerns were discussed with the former accountant and addressed by the Board of Directors of the Company. All required adjustments were made in the Company's annual financial statements in connection with the audit. KPMG's audit opinion was not qualified as to these matters, and no disagreement existed between the Company and KPMG with respect to these issues. The Company has authorized KPMG to respond fully to the inquiries of PW concerning the internal control issues raised in the Management Letter.

    Neither the Registrant, nor any person acting on its behalf, prior to the engagement of PW, consulted PW regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant's financial statements.


PART III:

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

As of August 25, 1997, the executive officers and directors of the Company were as follows:

                                                                         YEAR
                                                                        BECAME
                                                                      OFFICER OR
       NAME             AGE         POSITION WITH COMPANY              DIRECTOR
-------------------     ---     -----------------------------          --------

Joseph D. Mooney         59     Chairman of the Board,                   1996
                                Chief Executive Officer, & Director

Jeffrey B. Pinkerton     49     President & Director                     1994

Brad I. Markowitz        39     Director                                 1994

Jerome B. Misukanis      55     Chief Financial Officer                  1997
                                Treasurer & Secretary

    JOSEPH D. MOONEY has served as Chairman of the Board since June 1997 and as Chief Executive Officer and a director of the Company since December 1996. From August 1996 to December 1996, Mr. Mooney served as a consultant to the Company to assist the Company in product development and marketing strategy. Since 1973, Mr. Mooney has served in various management and marketing positions with Benchmark Computer Systems, Inc., a software management company. He is also currently a member of the Board of Directors of Benchmark Computer Systems, Inc. and Spanlink Communications, Inc.

    JEFFREY B. PINKERTON has served as President of the Company since August 1996 and as a member of the Board of Directors since October 1995. Since 1994 and from 1987 to 1991, Mr. Pinkerton has served in various positions for the Company, including President, Executive Vice President, Vice President-Product Development, and as a member of the Board of Directors. From 1991 to 1994, Mr. Pinkerton served as the owner of Viewpoint Consulting, a reseller of the Company's software products.

    BRAD I. MARKOWITZ served as Chairman of the Board of Directors of the Company from February 1994 to June 1997. Since 1990, Mr. Markowitz has served as President and a member of the Board of Directors of Focus Capital Corp., an investment banking firm. Since 1995, Mr. Markowitz has served as President and a member of the Board of Directors of Park Avenue Health Care Management, Inc., a physician practice management company. Since 1995, Mr. Markowitz has served as President and a member of the Board of Directors of Buckeye Communications, Inc. From 1987 to 1995, Mr. Markowitz served as Vice President of the ADCO Group, a real estate, banking, and venture capital company.

    JEROME B. MISUKANIS has served as Chief Financial Officer, Treasurer, and Secretary of the Company since June 1997. From February 1997 to June 1997, Mr. Misukanis served as a consultant to the Company to assist in financial and accounting matters. Mr. Misukanis is a Certified Public Accountant and has served in various capacities, both with his own public accounting firm, as well as in management positions for public and private companies for 30 years. From 1991 through 1996, Mr. Misukanis was a principal in the public accounting firm of Misukanis & Dodge, P.A.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Based solely upon a review of Forms 3 and 4 furnished to the Company under Rule 16a-3(3) promulgated under the Exchange Act with respect to fiscal 1997, the Company is not aware of any director or officer of the Company or beneficial owner of 10% or more of the outstanding shares of the Common Shares who failed to file reports required by Section 16(a) of the Exchange Act during such fiscal year or prior years. Based upon the Company's review of such forms, the Company is not aware of any director or officer of the Company or beneficial owner of 10% or more of the outstanding shares of the Common Shares who failed to file such reports on a timely basis, as disclosed in such forms, during such fiscal years or prior years.

ITEM 10:   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE:

    The table below sets forth certain compensation information for the fiscal years ended May 31, 1997, 1996, and 1995 with respect to the Company's Chief Executive Officers and each executive officer of the Company who were the most highly paid for fiscal 1997.

                                                                  LONG-TERM
                                                                 COMPENSATION
                                           ANNUAL COMPENSATION      AWARDS
         NAME &                            -------------------   -------------       ALL OTHER
   PRINCIPAL POSITION            YEAR      SALARY ($) BONUS ($)   OPTIONS (#)    COMPENSATION ($)
-------------------------      --------    ---------- ---------   -----------    ----------------

John J. Medico
 President & Chief             1997 (1)    $ 28,000      --         33,333              --
 Executive Officer             1996        $ 87,500      --           --                --

Joseph D. Mooney
 Chairman & Chief
 Executive Officer             1997 (2)    $ 75,000      --           --             $211,357

Jeffrey B. Pinkerton
 President, Vice-President     1997 (3)    $116,667      --           --                --
 of Product Development        1996        $108,750      --           --                --
                               1995        $120,000      --           --                --

(1) Mr. Medico was appointed President and Chief Executive Officer by the Board of Directors on October 4, 1995 and resigned on August 9, 1996.

(2) See "Executive Officers and Directors" for information as to the offices held by Mr. Mooney in fiscal 1997.

(3) See "Executive Officers and Directors" for information as to the offices held by Mr. Pinkerton in fiscal 1995 and thereafter.

OPTION GRANTS IN LAST FISCAL YEAR

                                      INDIVIDUAL
                                          GRANT
                            # OF     ---------------
                         SECURITIES    % OF TOTAL
                         UNDERLYING  OPTIONS GRANTED    EXERCISE
                          OPTIONS    TO EMPLOYEE IN      PRICE        EXPIRATION
        NAME              GRANTED      FISCAL YEAR     ($/SHARE)         DATE
--------------------      -------      -----------      -------          ----
John J. Medico (1)         33,333          100           $2.16        Sept. 2001

Joseph D. Mooney              0             0              --             --

Jeffrey B. Pinkerton          0             0              --             --

(1) Mr. Medico's option was vested with respect to 16,666 shares on the date of grant, and the remainder vests in three annual installments commencing October 1, 1996 and ending October 1998.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

    No options were exercised during the year by any person who held options which were eligible to be exercised. The following table sets forth information as to options exercised during the fiscal year ended May 31, 1997 and unexercised options held at the end of such fiscal year by the individuals listed in the Summary Compensation Table.

                                                         NUMBERS OF         VALUE OF UNEXERCISED
                          SHARES                         UNEXERCISED        IN-THE-MONEY OPTIONS
                         ACQUIRED                     OPTIONS AT 5/31/97       AT 5/31/97 ($)
                            ON             VALUE       (#) EXERCISABLE/         EXERCISABLE/
       NAME            EXERCISE (#)    REALIZED ($)     UNEXERCISABLE         UNEXERCISABLE (1)
-------------------    ------------    ------------     -------------         -----------------
John J. Medico              0               $0          22,222/11,111               $0/$0

Joseph D. Mooney            0               $0            0/        0               $0/$0

Jeffrey B. Pinkerton        0               $0          12,500/ 8,333               $0/$0

(1) Value is based on the mean between the high ask and the low bid prices supplied by the National Quotations Bureau in the Nasdaq System and reported by the NASD as of May 31, 1997 (the last trading date during fiscal 1997) ($0.475) minus the exercise price.

DIRECTOR COMPENSATION

    At the current time, directors of the Corporation receive no compensation for their service to the Company as directors.

EXECUTIVE EMPLOYMENT AGREEMENT

    The Company entered into an employment agreement with Jeffrey B. Pinkerton, the President of the Company, as of February 17, 1994 (the "Pinkerton Employment Agreement"), which terminated on February 16, 1997. Mr. Pinkerton continues to be employed under the same terms and conditions as the Pinkerton Employment Agreement. Mr. Pinkerton's current annual base salary under the Employment Agreement is $120,000, subject to annual review and increase by the Board of Directors of the Company. The Pinkerton Employment Agreement provides that Mr. Pinkerton's employment with the Company may be terminated by either Mr. Pinkerton or the Company, at any time and for any reason whatsoever. If the Company terminates Mr. Pinkerton's employment for a reason other than death, the Company will continue to pay Mr. Pinkerton's base salary for a period of three
(3) months following such termination.

    The Company intends to enter into an employment agreement with Joseph D. Mooney, the Chief Executive Officer and Chairman of the Board of the Company (the "Mooney Employment Agreement") with terms substantially similar to that certain letter agreement dated August 2, 1996 between the Company and Mr. Mooney. Mr. Mooney's annual base salary under the agreement will be $200,000, subject to annual review and increase by the Board of Directors of the Company. In addition, Mr. Mooney was entitled to deferred compensation of $175,000 during the first year of service to the Company. Additionally, he is entitled to receive options to purchase 166,666 shares of the Company's Common Stock at an exercised price of $1.50 per share subject to certain performance conditions which have not as yet been met. The Mooney Employment Agreement will provide that it may be terminated by either Mr. Mooney or the Company upon 30 days' notice.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information concerning the shares of the Common Shares owned beneficially as of August 25, 1997 by (1) each person known to the Company to own beneficially 5% or more of the Common Shares; (2) each director of the Company;
(3) the chief executive officers of the Company; (4) each executive officer of the Company as of May 31, 1997, whose compensation exceeded $100,000 in fiscal 1997; and (5) all directors and executive officers as a group. Each beneficial owner has advised the Company that he has sole voting and investing power as to the shares of the Common Shares, except as indicated in the notes below and except as to the options and warrants described in the notes below which do not have any voting power until exercised and the options which generally may not be transferred except in certain limited circumstances.

                                  AMOUNT & NATURE
          NAME & ADDRESS           OF BENEFICIAL       % OF CLASS
       OF BENEFICIAL OWNER           OWNERSHIP        OWNERSHIP (1)
--------------------------------    -----------       -------------
Joseph D. Mooney (2)                186,666 (3)           4.62%

Jeffrey B. Pinkerton (4)            145,766 (5)           3.61%

Brad I. Markowitz (6)               175,415 (7)           4.35%

Larry I. Jeddeloh                   217,777 (8)           5.40%
TIS Group, Inc.
200 S. Sixth Street, Suite 450
Minneapolis, MN

Mark Cahill                         201,498 (9)           5.00%
66 Greenwich Street
New York, NY  10014

Primerica Life Insurance            952,553 (10)         23.61%
  Company (Travelers Indemnity)
3120 Breckenridge Blvd.
Duluth, GA  30199

All Current Directors & Executive
  Officers as a Group (3 Persons)   507,847              12.58%

( 1) The percentages computed in the table are based on 4,035,167 shares of the Common Shares being outstanding on August 25, 1997 and effect being given, where appropriate, pursuant to Rule 13d-3(d)(1)(i) under the Exchange Act, to any option or warrant then exercisable or exercisable within 60 days thereafter.

( 2) Mr. Mooney is the Chief Executive Officer, Chairman of the Board, and a
     Director.

( 3) Includes 166,666 shares issuable upon the exercise of stock options.

( 4) Mr. Pinkerton is President and a Director of the Company.

( 5) Includes 104,166 shares issuable upon the exercise of options granted pursuant to the Company's 1997 Stock Option Plan. Includes 8,916 shares issuable upon the exercise of two February 1996 Warrants, 8,333 shares issuable upon the exercise of options granted pursuant to the 1994 Option Plan, and 8,333 shares issuable upon the exercise of options granted pursuant to the 1987 Option Plan.

( 6) Mr. Markowitz is a Director of the Company.

( 7) Includes 95,833 shares issuable upon the exercise of options granted pursuant to the Company's 1997 Stock Option Plan. The shares reported in the table reflect 10,544 shares owned by Focus Capital Corp., 18,067 shares issuable upon the exercise of two February 1996 Warrants, and 19,063 shares issuable upon the exercise of a Placement Agent's Warrant which Warrants are also held by Focus Capital Corp. and 2,777 and of record by Mr. Markowitz. Mr. Markowitz is the President and a Director of Focus Capital Corp., and his wife is the sole shareholder. He disclaims beneficial ownership of 47,674 of such shares.

( 8) Includes 207,777 shares held by TIS of which Mr. Jeddeloh has shared voting and investment power. Includes 10,000 shares that TIS Group has the right to acquire upon exercise of a warrant.

( 9) Of such 191,555 shares, 6,111 are owned of record by Raymond James as Custodian of the IRA Account of Mark Cahill.

(10) Includes 250,000 shares that Primerica has the right to acquire upon the exercise of a warrant.

The Company is not aware of any arrangements, the operation of which may at a subsequent date result in a change in control of the Company.


ITEM 12:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In October 1996, the Company entered into a Subscription Agreement and Letter of Intent with The Travelers Indemnity Company ("Travelers") as part of a private placement of Convertible Promissory Notes and Common Shares. Travelers purchased a $750,000 Convertible Promissory Note which was converted into 500,000 shares of Common Shares upon the filing of a Certificate of Amendment to the Corporation's Certificate of Incorporation providing for a sufficient number of authorized shares of Common Shares to permit the conversion.


ITEM 13:   EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

EXHIBITS

    The following exhibits (1) which are designated with a footnote reference are incorporated by reference to a prior registration statement declared effective under the Securities Act or a periodic report file pursuant to Section 13 of the Exchange Act and (2) which are designated with an asterisk are filed with this Report. As to the Exhibits 10(k) and 10(k) (1) designated with a double asterisk, confidential treatment has been granted as to certain aspects of two of the exhibits to each of the Agreement and the Addendum.

NUMBER       EXHIBIT
------       -------

 3.1         Certificate of Incorporation of the Company. (1)

 3.2 Amendment to Certificate of Incorporation of the Company as filed in the State of New York on August 18, 1983. (1)

 3.3 Amendment to Certificate of Incorporation of the Company as filed in the State of New York on January 26, 1988. (2)

 3.4 Amendment to Certificate of Incorporation of the Company as filed in the State of New York on December 23, 1993. (11)

 3.5 Amendment to Certificate of Incorporation of the Company as filed in the State of New York on April 28, 1994. (11)

NUMBER       EXHIBIT
------       -------

 3.6 Amendment to Certificate of Incorporation of the Company as filed in the State of New York on June 22, 1997*.

 3.7         By-laws of the Company. (3)

 4.1         Specimen Certificate for Shares of Common Stock

 4.2 Form of Warrant expiring February 15, 1988 issued by the Company in the February and June 1994 private placements. (4)

 4.3 Form of Warrant expiring February 15, 1998 issued by the Company to Raymond James & Associates, Inc., acting through its division Awad & Associates, is the same Warrant as Exhibit 4 (a).

 4.4 Warrant expiring April 30, 1998 issued by the Company to Princeton Securities Corp. (11)

 4.5         Warrant expiring January 31, 1999 issued by the Company to Wm.
             Smith & Co.

 4.6         Form of Warrant issued to Wm. Smith Securities & Gilmore & Co. (10)

 10.1        The Company's Non-Qualified Stock Option Plan. (8)

 10.2        The Company's Stock Option Plan of 1994. (11)

 10.3        The Company's 1997 Stock Option Plan*.

 10.4 Placement Agent Agreement dated June 4, 1992 between the Company and PMG. (2)

 10.5 Form of Purchase Agreement dated as of February 16, 1994 by and between the Company and the purchasers in the February 1994 private placement. (4)

 10.6 Agreement dated January 19, 1994 between the Company and Awad & Associates. (4)

 10.7 Amendments dated February 16 and 18, 1994 substituting Raymond James & Associates, Inc., acting through its division Awad & Associates, in the agreement filed as Exhibit 10 (g). (4)

 10.8        Form of standard maintenance agreement of the Company. (8)


 10.9        Form of standard customer license agreement of the Company. (8)

 10.10 Employment Agreement dated February 17, 1994 between the Company and Jeffrey B. Pinkerton. (11)

 10.11 Agreement dated September 23, 1993 between Focus Capital Corp. and the Company. (11)

NUMBER       EXHIBIT
------       -------

 10.12 Registration Rights Agreement dated as of December 25, 1995 among the Company and certain of its Shareholders. (10)

 10.13 Registration Rights Agreement dated as of April 23, 199_ among the Company and certain of its Shareholders. (10)

 10.14       Lease between the Company and Fruitville-Tuttle, Ltd. (12)

 10 (aa) Form of Warrant issued to TIS Acquisitions and Management Group, Inc., The Travelers Indemnity Company, and Mark Cahill, dated October 25, 1996*.

 10 (bb) Form of Warrant issued to Wm. Smith Securities, Inc., dated October 25, 1996*.

 10 (cc) Form of Warrant issued to Wm. Smith Securities, Inc., dated October 25, 1996*.

 10 (dd) Registration Rights Agreement dated October 25, 1996 between the Company and certain of its Shareholders.

 11.1        Computation of Income Per Share.

 23.1        Consent of KPMG Peat Marwick LLP

 23.2        Consent of Price Waterhouse LLP

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

(b)

Reports on Form 8-K

    On October 15, 1996, the Company files a report on Form 8-K announcing the Company's private placement of Common Shares and convertible debt to raise $1.25 million.

    On February 27, 1997, the Company files a report on Form 8-K announcing the Company's private placement of Common Shares and convertible debt to raise $800,000.

    On May 22, 1997, the Company filed a report on Form 8-K announcing its change in its certifying accountant. On June 2, 1997, the Company files an amendment to that report to include the former accountant's letter.

(12) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1996.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto to be duly authorized.

                                   Greentree Software, Inc.
                                   (Registrant)
Date:   September 12, 1997

                                   /s/ Joseph D. Mooney


                                   --------------------------------------------
                                   Joseph D. Mooney
                                   Chairman, Chief Executive Officer, & Director


    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on September 12, 1997.

            SIGNATURE                                      TITLE
--------------------------------------       -----------------------------------

/s/ Joseph D. Mooney                         Chairman, Chief Executive Officer
                                             Director

------------------------------
Joseph D. Mooney




/s/ Jerome B. Misukanis                      Chief Financial Officer


------------------------------
Jerome B. Misukanis




/s/ Jeffrey B. Pinkerton                     Director


------------------------------
Jeffrey B. Pinkerton




/s/ Brad I. Markowitz                        Director


------------------------------
Brad I. Markowitz

                               Greentree Software, Inc.
                            Index to Financial Statements




Description                                                                 Page
--------------------------------------------------------------------------------

Report of Price Waterhouse LLP...............................................F-2

Report of KPMG Peat Marwick LLP..............................................F-3

Balance Sheets as of May 31, 1997 and 1996...................................F-4

Statements of Operations for the years ended May 31, 1997 and 1996...........F-5

Statements of Stockholders' Equity (Deficit) for the years
 ended May 31, 1997 and 1996.................................................F-6

Statements of Cash Flows for the years ended May 31, 1997 and 1996...........F-7

Notes to Financial Statements................................................F-8

                          REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
 and Stockholders of
 Greentree Software, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Greentree Software, Inc. at May 31, 1997, and the results of its operations and its cash flows for the year ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses, has a working capital deficit and has a stockholders' deficit at May 31, 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.







Price Waterhouse LLP
Minneapolis, Minnesota
August 6, 1997

                             Independent Auditor's Report


The Board of Directors and Stockholders
Greentree Software, Inc.


We have audited the accompanying balance sheet of Greentree Software, Inc. as of May 31, 1996 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greentree Software, Inc. as of May 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

                                       /s/  KPMG PEAT MARWICK LLP



St. Petersburg, Florida
September 11, 1996

                           GREENTREE SOFTWARE, INC.
                                BALANCE SHEETS
                            MAY 31, 1997 AND 1996


ASSETS                                                       1997                  1996
                                                        --------------        --------------
Current assets:
   Cash and cash equivalents                             $    245,649          $    249,525
   Accounts receivable, net                                   164,556               112,749
   Inventories                                                     --                 4,854
   Prepaid expenses and other current assets                   30,204                17,153
                                                         ------------          ------------
Total current assets                                          440,409               384,281
                                                         ------------          ------------

Property and equipment                                         54,554               120,000
                                                         ------------          ------------

Other assets:
 Customer list                                                 29,345                45,341
 Capitalized software development costs                       526,372               768,516
 Security deposits                                              9,124                 5,111
 Other                                                         76,261                10,382
                                                         ------------          ------------
Total Other Assets                                            641,102               829,350
                                                         ------------          ------------

Total Assets                                             $  1,136,065          $  1,333,631
                                                         ------------          ------------
                                                         ------------          ------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                      $    348,148          $    447,791
   Convertible notes payable                                2,049,566                  --
   Accrued expenses                                           146,214               430,296
   Deferred revenue                                            77,868               151,452
                                                         ------------          ------------
Total current liabilities                                   2,621,796             1,029,539
                                                         ------------          ------------

Commitments and contingencies


Stockholders' equity(deficit):
Common stock, $0.01 par value, authorized
15,000,000 shares issued and outstanding
1,610,610 and 1,583,944 shares, respectively                   16,106                15,839
Additional paid-in capital                                 13,231,268            13,198,158
Accumulated deficit                                       (14,644,073)          (12,820,873)
                                                         ------------          ------------
                                                           (1,396,699)              393,124
Less treasury stock (4,780 shares) at cost                    (89,032)              (89,032)
                                                         ------------          ------------

Total stockholders' equity (deficit)                       (1,485,731)              304,092
                                                         ------------          ------------

Total liabilities and stockholders' equity (deficit)     $  1,136,065          $  1,333,631
                                                         ------------          ------------
                                                         ------------          ------------

                     See accompanying notes to financial statements
                                      F-4

                           GREENTREE SOFTWARE, INC.
                           STATEMENTS OF OPERATIONS
                      YEARS ENDED MAY 31, 1997 AND 1996


                                               1997                    1996
                                          --------------          --------------

Net revenues:
 Product                                   $    368,915            $    125,785
 Services                                       230,458                 179,347
                                           ------------            ------------
Total net revenues                              599,373                 305,132
                                           ------------            ------------


Costs and expenses:
 Cost of revenues                               508,705                 523,853
 Selling expenses                               584,984                 562,272
 General and administrative                   1,321,842                 797,175
                                           ------------            ------------
Total costs and expenses                      2,415,531               1,883,300
                                           ------------            ------------

Operating loss                               (1,816,158)             (1,578,168)

Interest expense, net                            (7,042)                  1,688
                                           ------------            ------------

Net loss                                   $ (1,823,200)           $ (1,576,480)
                                           ------------            ------------
                                           ------------            ------------


Net loss per common share                  $      (1.14)           $      (1.42)
                                           ------------            ------------
                                           ------------            ------------

Weighted average number of common shares
outstanding                                   1,596,510               1,108,167
                                           ------------            ------------
                                           ------------            ------------

Supplemental net loss per common
  and common equivalent share              $      (0.92)

                                           ------------
                                           ------------

Supplmental weighted average common
  and common equivalent shares                1,991,450
                                           ------------
                                           ------------

                See accompanying notes to financial statements
                                      F-5

                           GREENTREE SOFTWARE, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      YEARS ENDED MAY 31, 1997 AND 1996

                                                                     Additional                                       Total
                                                 Common Stock         Paid-in       Accumulated     Treasury       Stockholders'
                                             Shares       Amount      Capital         Deficit        Stock            Equity
                                           -------------------------------------   -------------   ----------     ---------------

Balance, May 31, 1995                          791,746   $  7,917   $11,629,339    $(11,244,393)    $(89,032)        $   303,831
Net proceeds from October Private
Placement                                      235,000      2,350       453,088            --           --               455,438
Net proceeds from December Private
Placement                                      411,944      4,119       609,282            --           --               613,401
Net proceeds from April Private Placement      145,254      1,453       506,449            --           --               507,902
Net loss                                          --          --           --        (1,576,480)        --            (1,576,480)
                                            ----------   --------   -----------    ------------     --------         -----------

Balance, May 31, 1996                        1,583,944     15,839    13,198,158     (12,820,873)     (89,032)            304,092

Net proceeds from December Private
Placement                                       26,666        267        33,110              --           --              33,377
Net loss                                            --         --            --      (1,823,200)          --          (1,823,200)
                                            ----------   --------   -----------    ------------     --------         -----------

Balance, May 31, 1997                        1,610,610   $ 16,106   $13,231,268    $(14,644,073)    $(89,032)        $(1,485,731)
                                            ----------   --------   -----------    ------------     --------         -----------
                                            ----------   --------   -----------    ------------     --------         -----------

                See accompanying notes to financial statements
                                      F-6

                           GREENTREE SOFTWARE, INC.
                           STATEMENTS OF CASH FLOWS
                      YEARS ENDED MAY 31, 1997 AND 1996


                                                              1997                  1996
                                                         --------------        --------------

Cash flows from operating activities:
  Net loss                                                $(1,823,200)          $(1,576,480)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation and amortization                               139,228               152,492
  Amortization of capitalized
   software costs                                             470,513               163,797
  Increase in allowance for uncollectible
   accounts receivable                                         30,414                15,000
  Deferred revenue                                            (73,584)              (22,889)
Changes in operating assets and liabilities:
  Accounts receivable                                         (82,221)              (56,295)
  Certificates of deposit                                          --               775,000
  Inventories                                                   4,854                12,260
  Prepaid expenses and other current assets                   (13,051)               (8,873)
  Other assets                                               (103,111)               58,348
  Accounts payable and accrued expenses                      (383,725)              228,457
                                                           ----------            ----------
    Net cash used in operating activities                  (1,833,883)             (259,183)
                                                           ----------            ----------

Cash flows from investing activities:
  Additions to property and equipment                         (24,567)              (31,723)
  Additions to capitalized software development costs        (228,369)             (418,931)
                                                           ----------            ----------
    Net cash used in investing activities                    (252,936)             (450,654)
                                                           ----------            ----------

Cash flows from financing activities:
  Net proceeds from placements of
   common stock                                                33,377             1,576,741
  Net proceeds from issuance of convertible notes payable   2,049,566                  --
  Repayment of notes payable                                       --              (775,000)
                                                           ----------            ----------
    Net cash provided by financing activities               2,082,943               801,741
                                                           ----------            ----------

Net increase (decrease) in cash and
 cash equivalents                                              (3,876)               91,904
Cash and cash equivalents, beginning of year                  249,525               157,621
                                                           ----------            ----------
Cash and cash equivalents, end of year                     $  245,649            $  249,525
                                                           ----------            ----------
                                                           ----------            ----------

Supplemental disclosures of cash
flow information:
  Cash paid for interest                                   $    8,282            $      744
  Cash paid for income taxes                               $       --            $       --
                                                           ----------            ----------
                                                           ----------            ----------

                See accompanying notes to financial statements
                                      F-7

                               Greentree Software, Inc.
                            Notes to Financial Statements
                                May 31, 1997 and 1996


NOTE 1-BASIS OF PRESENTATION

    The accompanying financial statements of Greentree Software, Inc. (the Company) have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $1,823,200 for the year ended May 31, 1997 and $1,576,480 for the year ended May 31, 1996. Additionally, at May 31, 1997, the Company has a working capital deficit of $2,181,387 and a stockholders' deficit of $1,485,731. The Company's continued existence is dependent upon its ability to raise additional capital and successfully market its Windows-based purchasing application, GT Purchase PRO. Historically, the Company has been successful in raising funds from outside sources, through private placement or other means. While the Company believes that its most recent version of GT Purchase Pro has demand in the marketplace, the Company provides no assurances that significant revenues will be generated. The above matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


    (b)  Revenue Recognition

    The Company generally recognizes product revenue at the time products are shipped provided that no significant Company obligations remain outstanding and collection of the resulting receivable is deemed probable by management. Insignificant obligations remaining at the time of shipment are accrued. For those shipments where a license agreement does not exist and the probability of collection and existence of remaining obligations could not be determined, the sale has not been recorded and revenue has not been recognized.

    Service revenues are comprised primarily of revenues derived from maintenance agreements. Maintenance fees are recorded as deferred revenue and recognized over the maintenance period that is usually twelve months. Also included in deferred revenue are deferred product revenues which, based on terms, will be recognized as revenue when the various terms are met.

    (c)  Accounts Receivable

    Accounts receivable are presented net of an allowance for uncollectible accounts of $57,100 and $26,700 at May 31, 1997 and 1996, respectively.

    (d)  Software Development Costs

    The Company is engaged in research and development activities in the area of computer software. In accordance with generally accepted accounting principles, costs incurred prior to determination of technological feasibility are considered research and development and treated as period costs and, accordingly, charged to operations. Once technological feasibility has been established, development costs are capitalized and amortized over the shorter of an economic life of one to three years or the proportion of current period product revenues to total expected product revenues. Amortization charged to cost of revenues amounted to approximately $471,000 and $164,000 during the fiscal years ended May 31, 1997 and 1996, respectively. Accumulated amortization was approximately $635,000 at May 31, 1997.

    (e)  Property and Equipment

    Property and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operations over the estimated useful lives of the related assets, generally 5 to 7 years, using the straight-line method. Maintenance and repairs are charged to expense as incurred. Improvements and betterments that extend the useful life of the assets are capitalized. Depreciation, was approximately $90,000 and $123,000 for the years ended May 31, 1997 and 1996, respectively.

    (f)  Customer List

    During the year ended May 31, 1994, the Company acquired the customer list of one of its resellers for $80,000. This reseller subsequently became employed as the president of the Company. These costs are being amortized using the straight-line method over five years. Amortization expense related to this intangible asset was approximately $16,000 for both the fiscal years ended May 31, 1997 and 1996.

    (g)  Inventories

    Inventories are carried at the lower of cost or market with cost determined under the first-in, first-out method. Inventories are comprised of purchased software for resale and product documentation.

    (h)  Cash and Cash Equivalents

    The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for financial statement purposes. Included in cash equivalents at May 31, 1996 was a certificate of deposit totaling approximately $100,000.

    (i)  Income Taxes

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

    (j)  Loss Per Common Share

    Net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the year. For the years ended May 31, 1997 and 1996, common stock options and warrants were anti-dilutive and were not included in the weighted average number of common shares used in determining per share amounts.

    Supplemental net loss per common share reflects the adjustment for the conversion of the Convertible Notes payable issued during 1997 into 957,322 (394,940 on a weighted average basis) shares of common stock that occurred subsequent to year end.

    (k)  Recently Issued Accounting Standards

    In March 1997, the Financial Accounting Standards Board issued Statement
No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Under SFAS No. 128 the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Management believes the adoption of SFAS No. 128 will not have a material effect on the financial statements.

    (l)  Reclassification and Stock Split

    Certain prior year balances have been reclassified to conform with current year presentation. There was no impact on the prior year's net loss or total stockholders' equity from the reclassification.

    As discussed in Note 10, the Company effected a one-for-six reverse stock split subsequent to May 31, 1997. All shares and per share amounts contained in the financial statements and notes thereto reflect the retroactive application of such reverse stock split for all periods presented.

NOTE 3-PROPERTY AND EQUIPMENT

At May 31, 1997 property and equipment balances consisted of the following:

Equipment and fixtures cost                                             $505,784
Less accumulated depreciation                                          (451,230)
                                                                       ---------
 Net property and equipment                                             $ 54,554
                                                                       ---------
                                                                       ---------

At May 31, 1996, property and equipment balances consisted of the following:

Net book value of furniture and equipment to be used in operations       $50,000
Net book value of furniture and equipment subject to litigation (note 5) 65,000 Furniture and equipment held for sale, which approximates net
 realizable value                                                          5,000
                                                                         -------
                                                                        $120,000
                                                                         -------
                                                                         -------

NOTE 4 INCOME TAXES

    The Company has net operating loss carry forwards (NOLs) for Federal income tax purposes of approximately $13,400,000 at May 31, 1997. Such NOLs are available to offset future taxable income, if any. The NOLs expire at various times from 1998 through 2012. The Company's potential utilization of NOLs may be further subject to limitation under the provisions of Internal Revenue Code
Section 382.

    There was no income tax expense for the years ended May 31, 1997 and 1996. Such amounts differ from amounts computed by applying the United States Federal income tax rate of 34% to loss before income taxes as a result of the following:

                                             1997            1996
                                             ----            ----
Expected federal tax at 34%              $ (619,888)     $ (536,003)
Other, primarily state net operating
loss benefit, net of federal tax effect    (115,112)       (143,009)
Increase in valuation allowance              735,000         679,012
                                          ----------      ----------
Total                                    $         0     $         0
                                          ----------      ----------
                                          ----------      ----------

No future tax benefit for the Company's cumulative temporary differences has been recognized since utilization of the benefit is not presently likely. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset are presented below.

                                             1997            1996
                                             ----            ----
Deferred tax asset:
Net operating loss carryforwards          $ 5,065,000    $ 4,350,000
Other, net                                    135,000        115,000
                                           ----------     ----------
Total gross deferred tax assets             5,200,000      4,465,000
Less valuation allowance                   (5,200,000)    (4,465,000)
                                           ----------     ----------

Net deferred tax asset                    $         0    $         0
                                           ----------     ----------
                                           ----------     ----------

NOTE 5-COMMITMENTS AND CONTINGENCIES

    Employment agreements for certain key executives call for minimum salary levels, stock option awards and incentive bonuses which are payable if specific management and Company goals are attained. The Company has entered into an agreement with the chief executive officer of the Company with terms as follows:

(a) The individual will receive a base compensation of $200,000 per year.
(b) The individual will be entitled to deferred compensation, in addition to his compensation, during the first year of service. Such deferred compensation will total $175,000.
(c) The individual is to receive options to purchase 116,667 shares of the Company's common stock at an exercise price of $1.50 per share. Such options are to vest in equal installments upon 120 days, 240 days and 365 days of service, respectively. Additionally, the individual is to receive options for the purchase of 50,000 additional shares of the Company's common stock. Such options shall have an exercise price of $1.50 per share and shall vest in the event the Company is sold for a price equivalent to at least $12.00 per share or the Company's common stock trades at or above $12.00 per share.

    All of the options discussed above shall expire in not less than five years from the date of grant.

    In February of 1996, the Company was sued by Parera Information Services, Inc. (Parera) in the United States District Court for the District of Massachusetts. Parera and the Company were parties to a software development agreement. The complaint sought damages for breach of contract, alleged copyright infringement, misrepresentation and violation of the Massachusetts Consumer Protection Act. Additionally, Parera sought injunctive relief prohibiting the Company from marketing its GT Purchase PRO Version 5.0 software, declaring Parera as the owner of the software and freezing the assets of the Company.

    This lawsuit was settled in November 1996 with full release from all claims by Parera along with a second lawsuit that was filed by a former employee, who was joined in the matter, in exchange for the payment of $105,000.

NOTE 6-OPERATING LEASES

    During the year ended May 31, 1997, the Company relocated its headquarters from Sarasota, Florida to the Minneapolis, Minnesota area (Eden Prairie). The Company has entered into a three-year lease for office space in Eden Prairie. The Company also leases office space under a three-year lease in the Boston area.

    During the year ended May 31, 1996, the Company moved from the Boston, Massachusetts area to Sarasota, Florida. In connection with such relocation, lease termination costs of approximately $50,000 were paid. The Company entered into a five-year lease for office space in Sarasota. The Company is currently under negotiations to continue to sublet the suite under a sublease agreement at a rate approximating that being paid by the Company. The Company believes that the Sarasota office facility will be sublet, and as such, no provision has been made in the financial statements related to this lease abandonment, other than a reserve of approximately $25,000 made in the fourth quarter of fiscal 1996 related to potential future cash outflows with respect to the commitment.

    Future minimum lease payments under the noncancelable operating leases as of May 31, 1997 are as follows:

     Years
     Ending                                 Committed
     May 31        Commitment                Sublease               Net
     ------        ----------                --------               ---

     1998             $89,500               $(18,300)           $71,200
     1999              90,700                       0            90,700
     2000              63,800                       0            63,800
     2001              14,100                       0            14,100
                      -------               ---------           -------

     Total           $258,100               $(18,300)          $239,800
                      -------               ---------           -------
                      -------               ---------           -------

    Rent expense (excluding lease termination costs) amounted to approximately $58,000 and $56,000 for the fiscal years ended May 31, 1997 and 1996, respectively.

NOTE 7-STOCKHOLDERS' EQUITY

    DELISTING OF COMMON SHARES. Under the National Association of Securities Dealers, Inc. ("NASD") maintenance criteria for continued listing of common shares in the National Association of Securities Dealers Automated Quotation System, a Company must, among other criteria, have minimum capital and surplus of $1,000,000, total assets of $2,000,000 and a per share bid price of $1.00. During the years ended May 31, 1997 and 1996, the Company did not meet these requirements and was delisted in December 1995.

    PRIVATE PLACEMENTS. During the fiscal year ended May 31, 1997 and 1996, the following equity placements occurred:

    (a)  Fiscal Year Ended May 31, 1997

    1. During October and December 1996 (October Private Placement) the Company sold an aggregate of 26,666 shares of its common stock at a price of $1.50 per share in a private placement offering. Net proceeds realized by the Company were $33,377.

    2.   During October 1996, the Company issued a Convertible Term Promissory
         Note in the original principal amount of $750,000. The note automatically converted to 500,000 shares of the Company's common stock upon the amendment to the Company's Articles of Incorporation effecting a one-for-six reverse stock split of the issued and outstanding common shares. The Amendment became effective and the conversion took place in July, 1997. See Note 10.

    3. During March and April, 1997, (February 1997 Private Placement), the Company issued Convertible Term Promissory Notes in the aggregate principal amounts of $1,299,566. The notes automatically converted to 457,322 shares of the Company's common stock upon the Amendment to the Company's Articles of Incorporation effecting a one-for-six reverse stock split. The amendment became effective and the conversion took place in July, 1997. See Note 10.

    (b)  Fiscal Year Ended May 31, 1996

    1. During October and December 1995 (October Private Placement), the Company sold an aggregate of 235,000 shares of its common stock at a price of $2.40 per share in a private placement offering. Net proceeds realized by the Company were $455,438.

    2. During December 1995 and January 1996 (December private Placement), the Company sold an aggregate of 411,944 shares of its common stock at a price of $1.80 per share in a private placement offering. Net proceeds realized by the Company were $613,401.

    3. During April and May 1996 (April Private Placement), the Company sold an aggregate of 145,254 shares of its common stock at a price of $4.20 per share in a private placement offering. Net proceeds realized by the Company were

         $507,902. As of May 31, 1996, the Company's stock transfer agent had yet to formally issue such shares. Share amounts have been included in outstanding totals as of May 31, 1996.

    In connection with certain of the fiscal 1997 and 1996 debt and equity placements, common stock warrants were issued. These warrants are included in the summary of outstanding warrants discussed below in this Note 7.

    Stock Options

    The Company maintains two Non-Qualified Stock Option Plans, the 1994 Stock Option Plan and the 1987 Stock Option Plan, under which stock options can be granted to consultants, key employees and directors or officers of the Company. The options under each plan are generally exercisable over a five-year period. The Stock Option Plans reserved a total of 229,167 shares for future issuance.

The following summary of outstanding options and shares reserved under the plan is as follows:


                                                                   Weighted
                                                                   Average
                             1987 Plan    1994 Plan    Total      Exercise Price
                             ---------    ---------    -----      --------------

Outstanding at May 31, 1995    20,667       86,250      106,917   $       16.32
       Grants                       0            0            0               0
       Exercise                     0            0            0               0
       Cancelled              (2,500)            0       (2,500)         (18.00)
                               ------     --------      --------  --------------

Outstanding at May 31, 1996    18,167       86,250      104,417           16.32
       Grants                       0       33,333       33,333            2.16
       Exercise                     0           0            0                0
       Cancelled                ( 625)     (41,667)     (42,292)         (17.04)
                               ------     --------      --------  --------------

Outstanding at May 31, 1997    17,542       77,916       95,458   $       11.02
                               ------     --------      --------  --------------
                               ------     --------      --------  --------------

    As of May 31, 1997 all of the above options outstanding covering 62,125 shares were exercisable at prices ranging from $3.60 to $44.16 per share.

    Range of       Number               Average              Weighted
    Exercise       Outstanding          Remaining            Average
    Prices         May 31,1997          Life                 Exercise Price
    ------         -----------          ------------         --------------
$2.16 -  3.60            33,334               4.25                   $2.16
$7.20 - 13.62            15,208               1.98                   11.28
$16.8                    44,583               2.40                   16.80
$21.0 - 44.16             2,333               1.14                   30.06
-------------      ------------         ----------           -------------
$2,16 - 44.16            95,458               2.95                  $11.02
-------------            ------               ----                  ------
-------------            ------               ----                  ------

    In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (SFAS 123) "Accounting for Stock Based Compensation" effective for transactions entered into during fiscal years beginning after December 14, 1995. SFAS 123 provides alternatives for the methods used by entities to record compensation expense associated with its stock based compensation plans. Additionally, SFAS 123 provides further guidance on the disclosure requirements relating to stock based compensation plans. Management has adopted the disclosure provisions of SFAS 123 and as such, the adoption has not had a material impact on the financial condition or results of operations of the company. As there were no significant option grants in 1997 and none in 1996, no proforma disclosures under SFAS 123 are required as the additional proforma expense is immaterial.

    Warrants to Purchase Common Stock

    At May 31, 1997, the Company has a total of approximately 1,041,600 outstanding warrants for the purchase of the Company's common stock. Exercise prices range from $1.80 to $7.26 per share, with the price of certain warrants subject to adjustment for anti-dilution provisions. Warrants expire at various times from June 1997 through October 2001. Warrants were issued to placement agents in various years from fiscal 1993 through fiscal 1996. Proceeds to the Company should all warrants be exercised is approximately $4,600,000. At May 31, 1997, warrants with potential proceeds of approximately $3,600,000 are "out of the money".


NOTE 8-RELATED PARTED TRANSACTIONS

    During the fiscal year ended May 31, 1997 and 1996, compensation and relocation costs were paid to certain officers of the Company. Such individuals also own shares of the Company's common stock.

    Options to certain officers and directors are currently pending shareholder approval. These options are discussed in Notes 5 and 10.

NOTE 9-SIGNIFICANT CUSTOMERS

    During the fiscal year ended May 31, 1996, one customer accounted for approximately $37,000 (12%) of net revenues. No single customer accounted for 10% or more of net revenues for the fiscal year ended May 31, 1997.


NOTE 10-SUBSEQUENT EVENTS

    On June 23, 1997, a special meeting in lieu of the 1997 annual meeting of Shareholders was held and the following action was taken: (a) authorized an amendment to the corporation's Certificate of Incorporation to effect a one-for-six reverse stock and reclassified the par value of the common shares from $0.04 to $0.01 per share (all references to common stock amounts, shares, per share data and stock conversion rights included in the financial statements and these notes have been adjusted to give retroactive effect to the stock split); (b) ratified, confirmed, and adopted the corporation's 1997 Stock Option Plan; and (c) elected three Director's of the Corporation. The effective date for the reverse stock split was July 22, 1997 and this allowed for the automatic conversion of the Convertible Notes Payable of $2,049,566 from debt to equity. This in turn increased the shares outstanding following the reverse split from 1,610,610 shares to 2,564,803 shares. The Corporation's 1997 Stock Option Plan has reserved a total of 1,500,000 shares for future issuance and provides for the purchase of common stock as Incentive Stock Options to employees and directors and Nonstatutory Stock Options to suppliers, service providers, and consultants of the corporation.

    Subsequent to year end, the Board of Directors granted 437,992 stock options under the 1997 Stock Option Plan.