Form 10QSB/A
period 1997-08-31
GREENTREE SOFTWARE INC
filed 1997-10-10
CIK 727063

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

For Period Ended: August 31, 1997

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

                           PART IV. OTHER INFORMATION

      (1) Name and telephone number of person to contact in regard to this notification:

        Jerome B. Misukanis           (612)       814-0130
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


                                   GREENTREE SOFTWARE, INC.


Date:  October 10, 1997            By:  /s/ Jerome B. Misukanis
                                        -----------------------------
                                        Jerome B. Misukanis,
                                        Treasurer and Chief Financial Officer