Form 10-Q
period 1997-08-31
GREENTREE SOFTWARE INC
filed 1997-10-20
CIK 727063

--------------------------------------------------------------------------------
                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                     FORM 10-QSB

(Mark One)

   /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended August 31,1997

   / /   Transition report under Section 13 or 15(d) of the Exchange Act

   For the transition period from ______ to ______

Commission File Number 0-11791

                               GREENTREE SOFTWARE, INC.
                               ------------------------
             (Name of Small Business Issuer as Specified in Its Charter)

    NEW YORK                                        13-2897997
------------------------------         -----------------------------------
  (State or Other Jurisdiction         (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                               7901 FLYING CLOUD DRIVE
                                      SUITE 150
                               EDEN PRAIRIE, MN  55344
                        --------------------------------------
                       (Address of Principal Executive Offices)

                                    (612) 941-1500
                                   ---------------
                   (Issuer's Telephone Number, Including Area Code)


    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  /X/                      No  / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                        Outstanding at October 15, 1997
---------------------------------           ----------------------------------
    COMMON SHARES, PAR VALUE                       2,564,803 SHARES
         $0.01 PER SHARE

                               GREENTREE SOFTWARE, INC.

                                       INDEX

 ITEM                                                                      PAGE
NUMBER                                                                    NUMBER
------                                                                    ------
PART I.       FINANCIAL INFORMATION
    Item 1.   Financial Statements

              Balance Sheets as of August 31, 1997 and May 31, 1997..........3

              Statements of Operations for the three months ended
              August 31, 1997 and August 31, 1996 ...........................4

              Statements of Cash Flows for the three months ended
              August 31, 1997 and August 31, 1996............................5

              Notes to the Financial Statements..............................6

    Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operation...............................9-10


PART II.      OTHER INFORMATION

    Item 2.   Changes in Securities.........................................11

    Item 4.   Submission of Matters to a Vote of Security Holders...........11

    Item 6.   Exhibits and Reports on Form 8-K..............................12

    Signatures..............................................................13

PART I.  FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS

              Company for which report is filed: Greentree Software, Inc. (the "Company")

                               GREENTREE SOFTWARE, INC.
                                    BALANCE SHEETS

                                                      August 31,      May 31,
                                                         1997         1997
                                                     -----------    ----------
                                                      (Unaudited)
Assets
Current Assets:
    Cash and cash equivalents                        $     1,349  $    245,649
    Accounts receivable, net                             141,470       164,556
    Prepaid expenses and other current assets             27,635         30204
                                                     -----------    ----------
Total Current Assets                                     170,454       440,409
                                                     -----------    ----------

Property and equipment                                    45,071        54,554
                                                     -----------    ----------

Other Assets:
    Customer list                                         28,012        29,345
    Capitalized software development costs               446,334       526,372
    Security deposits                                      9,124         9,124
    Other                                                  4,753        76,261
                                                     -----------    ----------
Total Other Assets                                       488,223       641,102
                                                     -----------    ----------

Total Assets                                         $   703,748    $1,136,065
                                                     -----------    ----------
                                                     -----------    ----------

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
    Accounts payable                                 $   468,721    $  348,148
    Convertible notes payable                                 --     2,049,566
    Accrued expenses                                     218,068       146,214
    Deferred expenses                                     98,636        77,868
                                                     -----------    ----------
Total Current Liabilities                                785,425     2,621,796
                                                     -----------    ----------

Commitments and Contingencies

Stockholders' Equity (deficit):
Common stock, $0.01 par value, authorized
15,000,000 shares issued and outstanding,
2,564,803 and 1,610,610 shares, respectively              25,648        16,106
Additional paid-in capital                            15,169,785    13,231,268
Accumulated deficit                                  (15,188,078)  (14,644,073)
                                                     -----------    ----------
                                                           7,355    (1,396,699)
Less treasury stock (4,780 shares) at cost               (89,032)      (89,032)
                                                     -----------    ----------

Total Stockholders' Equity (deficit)                     (81,677)   (1,485,731)
                                                     -----------    ----------

Total Liabilities and Stockholders'
  Equity (Deficit)                                   $   703,748    $1,136,065
                                                     -----------    ----------
                                                     -----------    ----------

                    See accompanying notes to financial statements

                               GREENTREE SOFTWARE, INC.
                               STATEMENT OF OPERATIONS
                                     (Unaudited)

                                                      FOR THE THREE MONTHS ENDED
                                                      --------------------------
                                                      August 31,    August 31,
                                                         1997          1996
                                                         ----          ----
Net Revenues:
    Product                                           $   88,775    $   77,125
    Services                                              36,267        38,945
                                                       ---------     ---------
Total Net Revenues                                       125,042       116,070
                                                       ---------     ---------

Costs and Expenses:
    Cost of revenues                                     127,206       108,791
    Selling expenses                                     154,286        69,387
    General and administrative                           383,144       169,830
                                                       ---------     ---------
Total Costs and Expenses                                 664,636       348,008
                                                       ---------     ---------

Operating Loss                                          (539,594)     (231,938)

Interest Expense, net                                     (4,410)        4,598
                                                       ---------     ---------

Loss Before Income Taxes                                (544,004)     (227,340)

Income Taxes                                                  --            --
                                                       ---------     ---------

Net Loss                                               $(544,004)    $(227,340)
                                                       ---------     ---------
                                                       ---------     ---------



Net loss per common share (Basic)                        $ (0.21)      $ (0.14)
                                                         -------       -------
                                                         -------       -------

Weighted average shares outstanding                    2,564,803     1,583,943
                                                       ---------     ---------
                                                       ---------     ---------




                    See accompanying notes to financial statements

                               GREENTREE SOFTWARE, INC.
                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                      FOR THE THREE MONTHS ENDED
                                                      --------------------------
                                                      August 31,    August 31,
                                                         1997          1996
                                                         ----          ----

Cash Flow From Operating Activities:
  Net loss                                             $(544,004)    $(227,340)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                         10,816        18,568
    Amortization of deferred software costs              124,145        30,107
    Decrease (increase) in accounts receivable            23,086       (46,031)
    Decrease (increase) in inventories                        --          (904)
    Decrease (increase) in prepaid expenses                2,569       (39,678)
    Decrease in other assets                                  --         5,794
    Increase in accounts payable                         120,573        65,945
    Increase (decrease) in accrued expenses               71,854       (35,318)
    Increase (decrease) in deferred income                20,768       (16,990)
                                                       ---------     ---------
Cash Used in Operating Activities                       (170,193)     (245,847)
                                                       ---------     ---------

Cash Flow From Investing Activities:
  Additions to property and equipment                         --            --
  Additions to capitalized software
    development costs                                    (44,107)           --
                                                       ---------     ---------
Cash Provided (Used) in Investing Activities             (44,107)           --
                                                       ---------     ---------


CASH FLOW FROM FINANCING ACTIVITIES:
  Payment on note payable                                (30,000)           --
  Cost of private placement                                   --        (3,443)
                                                       ---------     ---------
Cash (Used) Provided by Financing Activities             (30,000)       (3,443)
                                                       ---------     ---------

Increase (decrease) in Cash                             (244,300)     (249,290)
Cash balance - beginning                                 245,649       249,525
                                                       ---------     ---------

Cash balance - ending                                  $   1,349     $     235
                                                       ---------     ---------
                                                       ---------     ---------

Supplemental disclosure of cash
flow information:
  Cash paid for interest                               $   4,797     $      --
  Cash paid for income taxes                           $      --     $      --
                                                       ---------     ---------
                                                       ---------     ---------







                    See accompanying notes to financial statements

                               GREENTREE SOFTWARE, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                   AUGUST 31, 1997


    NOTE 1.  GENERAL INFORMATION:

    The Financial Statements included herein have been prepared by the Company without audit except the May 31, 1997 balance sheet, which was audited. The Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. These statements do not include all information required by Generally Accepted Accounting Principles to be included in a full set of Financial Statements. These Financial Statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's latest report on Form 10-KSB, dated May 31, 1997.


    The accompanying financial statements of the Company have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $544,004 for the three month period ended August 31, 1997, and $1,823,200 for the year ended May 31, 1997. Additionally, at August 31, 1997, the Company has a working capital deficit of $614,971 and a stockholders' deficit of $81,677.

    The Company's continued existence is dependent upon its ability to raise capital and subsequently market its Windows-based purchasing applications--GT Purchase PRO. Historically, the Company has been successful in raising funds from outside sources through private placement or other means. While the Company believes that its most recent version of GT Purchase PRO has demand in the marketplace, the Company, however, provides no assurances that significant revenues will be generated. The above matters raise substantial doubt about the Company's ability to continue as a going concern.

    The Company is considered a Small Business (SB) filer pursuant to Securities and Exchange Commission (SEC) regulations. As such, the accompanying financial statements, are not intended to, nor do they, include all disclosures required by the SEC's Regulation S-X.

    NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES:

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

    (b)  Revenue Recognition

    The Company generally recognizes product revenue at the time products are shipped provided that no significant Company obligation remains outstanding and collection of the resulting receivable is deemed probable by management. Insignificant obligations remaining at the time of shipment are accrued. For those shipments, where a license agreement does not exist and the probability of collection and the existence of remaining obligations could not be determined, the sale has not been recorded and revenue has not been recognized.

    Service revenues are comprised primarily of revenues derived from maintenance agreements. Maintenance fees are recorded as deferred revenue and recognized over the maintenance period which is usually 12 months. Also included in deferred revenue are deferred product revenues which, based on their terms, will be recognized as revenue when the various terms are met.

    (c)  Accounts Receivable

    Accounts receivable is presented net of allowance for uncollectible accounts of $57,100 at August 31, 1997, and May 31, 1997, respectively.

    (d)  Software Development Costs

    The Company is engaged in research and development activities in the area of computer software. In accordance with Generally Accepted Accounting Principles, costs incurred prior to determination of technological feasibility are considered research and development and treated as a period cost and, accordingly, charged to operations. Once technological feasibility has been established, development costs are capitalized and amortized over the shorter of an economic life of one to three years or the proportion of current period product revenues to total expected product revenues. Amortization charged to cost of revenues amounted to approximately $124,100 and $30,100 during the three months ended August 31, 1997 and 1996, respectively. Accumulated amortization was approximately $759,100 at August 31, 1997.

    (e)  Property and Equipment

    Property and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operations over the estimated lives of the related assets, generally five to seven years, using the straight-line method. Maintenance and repairs are charged to expense as incurred. Improvements and betterments that extend the useful life of the assets are capitalized. Depreciation was approximately $9,500 and $17,000 for the three months ended August 31, 1997 and 1996, respectively.

    (f)  Customer List

    During the year ended May 31, 1994, the Company acquired the customer list of one of its resellers for $80,000. This reseller subsequently became employed as the president of the Company. These costs are being amortized using the straight-line method over five years. Amortization expense related to this intangible asset was approximately $1,333 for both the three months ended August 31, 1997 and 1996, respectively.

    (g)  Cash and Cash Equivalents

    The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents for financial statement purposes. Included in cash equivalents at May 31, 1997, was a money market account totaling approximately $200,000.

    (h)  Income Taxes

    The Company accounts for income taxes in accordance with the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and libilities and their financial reporting amounts.

    (i)  Loss Per Common Share

    Net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the year. For the three month period ended August 31, 1997,and 1996, common stock options and warrants were anti-dilutive and were not included in the weighted average of common shares used in determining per share amounts.

    (j)  Recently Issued Accounting Standards

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

    (k)  Reclassification and Stock Split

    Certain prior year balances have been reclassified to conform with current year presentation. There was no impact on the prior year's net loss or total stockholders' equity from the reclassification.

    The Company effected a one-for-six reverse stock split effective July 22, 1997. All shares and per share amounts contained in the financial statements and notes thereto reflect the retrocactive application of such reverse stock split for all periods presented.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for the historical information contained herein, this Quarterly Report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to the potential for future orders and the existence of expressions of interest in the GT Purchase PRO product. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including but not limited to, the following risks and uncertainties: (i) the Company's history of losses and accumulated deficit, inconsistent revenues and the uncertainty of future profitability; (ii) the Company's capital requirements and the uncertainty of additional funding;
(iii) the uncertainty of market acceptance of GT Purchase PRO software; (iv) new management and the need to recruit sales, service and implementation personnel;
(v) the intense competition in the software field; and (vi) the dependence on one product and rapid technological change in the industry. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Commission, including those risks and uncertainties discussed under the caption "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1997. The forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-QSB, and the Company cautions readers not to place undue reliance on such statements.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 1997 AND 1996

    Total revenues for the three months ended August 31, 1997 were $125,042 compared to revenue of $116,070 for the three months ended August 31, 1996. Product revenues for the three months ended August 31, 1997, were $88,775 compared to revenues of $77,125 for the three months ended August 31, 1996. Service revenues were $36,267 for the three months ended August 31, 1997, compared to $38,945 for the three months ended August 31, 1996, reflecting a decrease of 6.9%.

    The cost of revenues for the three months ended August 31, 1997 was $127,206 compared to $108,791 for the three months ended August 31, 1996, an increase of $18,415 or 16.9%. This increase was primarily due to additional development and installation expense associated with the release of GT Purchase PRO and the amortization of capitalized software development costs.

    Selling expense for the three months ended August 31, 1997 was $154,286 compared to $69,387 for the three months ended August 31, 1996, an increase of $84,899 or 122.4%. This increase was primarily due to increased personnel and marketing expenses as sales and marketing activity increased in the three months ended August 31, 1997, compared to the prior year.

    General and administrative expense for the three months ended August 31, 1997 was $383,144 compared to $169,830 for the three months ended August 31, 1996, an increase of $213,314 or 125.6%. This increase was primarily due to increased professional fees and compensation expense due to increased staffing for administrative management.

    For the three months ended August 31, 1997, the Company reported a net loss of $544,004 (or $.21 per share) as compared to a net loss of $227,340 (or $.14 per share) for the prior year. This loss was caused by the continuation of low sales volumes and the increase of personnel, development, advertising and marketing expense.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had a working capital deficit of $614,971 at August 31, 1997 as compared to a deficit of $2,181,387 at May 31, 1997, a decrease in the working capital deficit of $1,566,416. The primary reason for the decrease was the conversion of convertible notes payable during the three month period ended August 31, 1997. This was offset by the loss for the three month period and continued product development expenditures. As a result, cash decreased from $245,649 at May 31, 1997, to $1,349 at August 31, 1997.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

    On July 22, 1997, a one-for-six reverse stock split of the Company's common shares became effective. This decreased the number of common shares oustanding from 9,663,662 to 1,610,610. In addition, the par value was changed from $0.04 per share to $0.01 per share. Following this, the Convertible Notes Payable were converted from $2,019,566 of debt to 954,193 shares of the Company's $0.01 par value common shares.

Item 4.  Submission of Matters to a Vote of Security Holders

    On June 23, 1997, the Company held a special shareholders' meeting in lieu of the annual meeting. At this meeting, the security holders re-elected Joseph
D. Mooney, Brad I. Markowitz, and Jeffrey B. Pinkerton as directors for the Company to serve until the next annual meeting of shareholders. In additioin, the security holders voted upon and approved the following matters: (i) to consider and vote upon a proposal amendment to the Corporation's Certificate of Incorporation to effect a one-for-six reserve stock split of the common shares, par value $0.04 per share and to reclassify the common shares to a par value of $0.01 per share; and (ii) to consider and vote upon a proposal to adopt the Greentree Software, Inc. 1997 Stock Option Plan to which stock options may be granted to employees, directors, suppliers, service providers and consultants of the Corporation.

At the meeting, a total of 8,207,625 shares were present or by proxy which represented 84.9% of shares qualified to vote. The tabulation of the voting for the matters submitted for a vote was as follows:

                                          Votes Cast      For          Against      Abstain
                                          ----------      ---          -------      -------
1.  To elect directors:
    Markowitz                              8,207,625    6,657,941    1,549,684         --
    Mooney                                 8,207,625    8,154,607       53,018         --
    Pinkerton                              8,207,625    8,154,607       53,018         --

2.  To approve an amendment to
    the Certificate of Incorporation
    to effect a one-to-six reverse
    stock split and to reclassify the
    Par value to $0.01 per share.          8,207,625    6,047,140      649,369    1,511,116

3.  To approve the Corporation's
    1997 Stock Option Plan                 5,730,317    3,769,529      276,247    1,684,541


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         None

                                      SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GREENTREE SOFTWARE, INC.



Date:  October 15, 1997                By:________________________________
                                       Name:  Joseph D. Mooney
                                       Title:   Chief Executive Officer


                                       By:________________________________
                                       Name:  Jerome B. Misukanis
                                       Title:   Chief Financial Officer