Form 10QSB/A
period 1997-08-31
GREENTREE SOFTWARE INC
filed 1998-01-13
CIK 727063

                                     AMENDMENT #1

--------------------------------------------------------------------------------

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                     FORM 10-QSB

(Mark One)

  /x/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended August 31, 1997

  / /     Transition report under Section 13 or 15(d) of the Exchange Act

  For the transition period from ______________ to ____________

Commission File Number 0-11791

                               GREENTREE SOFTWARE, INC.
                               ------------------------
             (Name of Small Business Issuer as Specified in Its Charter)

          NEW YORK                                13-2897997
--------------------------------        -----------------------------------
  (State or Other Jurisdiction          (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                               7901 FLYING CLOUD DRIVE
                                      SUITE 150
                               EDEN PRAIRIE, MN  55344
                       ----------------------------------------
                       (Address of Principal Executive Offices)

                                    (612) 941-1500
                                    --------------
                   (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  /x/                      No / /

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                         Outstanding at October 15, 1997
----------------------------------------     -------------------------------
     COMMON SHARES, PAR VALUE                     2,564,803 SHARES
          $0.01 PER SHARE

--------------------------------------------------------------------------------

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          EXHIBIT 27     FINANCIAL DATA SCHEDULE FILED HEREWITH.

     (b)  Reports on Form 8-K

          None

                                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GREENTREE SOFTWARE, INC.



Date:  JANUARY 12, 1998            By:
                                      --------------------------------
                                   Name:   Joseph D. Mooney
                                   Title:  Chairman of the Board of Directors
                                           and Chief Executive Officer


                                   By:
                                      --------------------------------
                                   Name:   Philip D. Wolf
                                   Title:  Treasurer and Chief Financial Officer


                                   Signatures on file at the Company.