Form 10QSB
period 1997-11-30
GREENTREE SOFTWARE INC
filed 1998-01-14
CIK 727063

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-QSB

(Mark One)

  /X/     Quarterly report under Section 13 or 15(d) of the Securities Exchange
  Act of 1934

  For the quarterly period ended November 30,1997

  / /     Transition report under Section 13 or 15(d) of the Exchange Act

  For the transition period from _________  to __________

Commission File Number 0-11791

                            GREENTREE SOFTWARE, INC.
           (Name of Small Business Issuer as Specified in Its Charter)

          NEW YORK                                   13-2897997
----------------------------------        ------------------------------------
  (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
of Incorporation or Organization)


                             7901 FLYING CLOUD DRIVE
                                    SUITE 150
                             EDEN PRAIRIE, MN  55344
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

                    Yes   /X/                     No   / /


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                           Outstanding at December 31, 1997
---------------------------------            --------------------------------
    COMMON SHARES, PAR VALUE                        3,132,118 SHARES
         $0.01 PER SHARE

--------------------------------------------------------------------------------

                            GREENTREE SOFTWARE, INC.

                                      INDEX



 ITEM                                                                      PAGE
NUMBER                                                                    NUMBER


PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements


                Balance Sheets as of November 30, 1997 and May 31, 1997..   3

                Statements of Operations for the three months ended
                November 30, 1997 and 1996 and for the six months ended
                November 30, 1997 and 1996..............................    4


                Statements of Cash Flows for the six months ended
                November 30, 1997 and November 30, 1996.................    5

                Notes to the Financial Statements.......................  6-9

   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operation...................... 9-11


PART II.     OTHER INFORMATION

   Item 2.   Changes in Securities......................................   12

   Item 6.   Exhibits and Reports on Form 8-K...........................   13

   Signatures   ........................................................   14

PART I. FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS
         Company for which report is filed: Greentree Software, Inc. (the "Company")


                            GREENTREE SOFTWARE, INC.
                                 BALANCE SHEETS

                                                November 30, 1997  May 31, 1997
                                                -----------------  ------------
                                                   (Unaudited)
Assets
Current Assets:
 Cash and cash equivalents                        $      29,196    $    245,649
 Accounts receivable, net                                76,937         164,556
 Prepaid expenses and other current assets                3,791          30,204
                                                  -------------    ------------
Total Current Assets                                    109,924         440,409
                                                  -------------    ------------

Property and equipment                                   52,084          54,554
                                                  -------------    ------------
Other Assets:
 Customer list                                           21,347          29,345
 Capitalized software development costs                 351,145         526,372
 Security deposits                                        9,124           9,124
 Other                                                        0          76,261
                                                  -------------    ------------
Total Other Assets                                      381,616         641,102
                                                  -------------    ------------


Total Assets                                      $     543,624    $  1,136,065
                                                  -------------    ------------
                                                  -------------    ------------

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
 Accounts payable                                 $     459,928    $    348,148
 Convertible notes payable                                    0       2,049,566
 Accrued expenses                                       199,133         146,214
 Deferred revenues                                      176,651          77,868
                                                  -------------    ------------
Total Current Liabilities                               835,712       2,621,796
                                                  -------------    ------------


Commitments and Contingencies

Stockholders' Equity (deficit):
Common stock, $0.01 par value, authorized
15,000,000 shares issued and outstanding,
2,966,644 and 1,610,610 shares, respectively             29,666          16,106
Additional paid-in capital                           15,452,308      13,231,268
Accumulated deficit                                 (15,685,030)    (14,644,073)
                                                  -------------    ------------
                                                       (203,056)     (1,396,699)
Less treasury stock (4,780 shares) at cost              (89,032)        (89,032)
                                                  -------------    ------------

Total Stockholders' Equity (deficit)                   (292,088)     (1,485,731)
                                                  -------------    ------------
Total Liabilities and Stockholders'
 Equity (Deficit)                                 $     543,624    $  1,136,065
                                                  -------------    ------------
                                                  -------------    ------------

                 See accompanying notes to financial statements

                            GREENTREE SOFTWARE, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                             FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                             --------------------------         ------------------------
                                             November 30,   November 30,       November 30,   November 30,
                                                1997            1996              1997            1996
                                                ----            ----              ----            ----
Net Revenues:
 Product                                 $       8,350    $     (1,300)       $    97,125     $    75,825
 Services                                       55,359          55,970             91,627          94,915
                                         -------------    ------------        -----------     -----------
Total Net Revenues                              63,709          54,670            188,752         170,740
                                         -------------    ------------        -----------     -----------

Costs and Expenses:
 Cost of revenues                              130,200         160,266            257,406         269,057
 Selling expenses                              119,286         164,083            273,572         233,470
 General and administrative                    309,010         374,885            692,155         540,118
                                         -------------    ------------        -----------     -----------
Total Costs and Expenses                       558,496         699,234          1,223,133       1,042,645
                                         -------------    ------------        -----------     -----------

Operating Loss                                (494,787)       (644,564)        (1,034,381)       (871,905)

Interest Expense, net                           (2,166)              0             (6,576)              0
                                         -------------    ------------        -----------     -----------

Loss Before Income Taxes                      (496,953)       (644,564)        (1,040,957)       (871,905)

Income Taxes                                         0               0                  0               0
                                         -------------    ------------        -----------     -----------

Net Loss                                     $(496,953)      $(644,564)       $(1,040,957)     $ (871,905)
                                             ---------       ---------        -----------     -----------
                                             ---------       ---------        -----------     -----------


Net loss per common share (Basic)             $ (0.18)        $ (0.41)           $ (0.44)        $ (0.55)
                                              --------        --------           --------        --------
                                              --------        --------           --------        --------


Weighted average shares outstanding          2,732,300       1,583,943          2,382,171       1,583,943
                                             ---------       ---------          ---------       ---------
                                            ----------       ---------          ---------       ---------



                 See accompanying notes to financial statements

                            GREENTREE SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                       FOR THE SIX MONTHS ENDED
                                                       ------------------------
                                                      November 30,  November 30,
                                                         1997          1996
                                                         ----          ----

Cash Flow From Operating Activities:
  Net loss                                            $(1,040,957)    $(871,905)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                          18,408        29,096
    Amortization of deferred software costs               250,589       221,937
    Decrease (increase) in accounts receivable             87,619        54,670
    Decrease (increase) in inventories                         --          (904)
    Decrease (increase) in prepaid expenses                26,413       (17,786)
    Decrease in other assets                                4,753        13,586
    Increase in accounts payable                          111,780       (68,542)
    Increase (decrease) in accrued expenses                65,086       (79,845)
    Increase (decrease) in deferred revenue                98,783       (38,436)
                                                      -----------   -----------
Cash Used in Operating Activities                        (377,526)     (758,129)
                                                      -----------   -----------

Cash Flow From Investing Activities:
  Additions to property and equipment                      (7,940)       (9,920)
  Additions to capitalized software
    Development costs                                     (75,362)     (129,484)
                                                      -----------   -----------
Cash (Used) in Investing Activities                       (83,302)     (139,404)
                                                      -----------   -----------


Cash Flow From Financing Activities:
  Net proceeds from private placement                     274,375       706,912
  Payment on note payable                                 (30,000)           --
                                                      -----------   -----------
Cash Provided by Financing Activities                     244,375       706,912
                                                      -----------   -----------

(Decrease) in Cash                                       (216,453)     (190,621)
Cash balance - beginning                                  245,649       249,525
                                                      -----------   -----------

Cash balance - ending                                 $    29,196   $    58,904
                                                      -----------   -----------
                                                      -----------   -----------

Supplemental disclosure of cash
flow information:
  Cash paid for interest                              $     4,797   $        --
  Cash paid for income taxes                          $        --   $        --
                                                      -----------   -----------
                                                      -----------   -----------



                 See accompanying notes to financial statements

                            GREENTREE SOFTWARE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997


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


     The accompanying financial statements of the Company have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $1,040,957 for the six month period ended November 30, 1997, and $1,823,200 for the year ended May 31, 1997. Additionally, at November 30, 1997, the Company had a working capital deficit of $725,788 and a stockholders' deficit of $292,088.

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

     (b)  Revenue Recognition

     The Company generally recognizes product revenue at the time products are delivered, provided that no significant Company obligation remains outstanding and collection of the resulting receivable is deemed probable by management. Insignificant obligations remaining at the time of shipment are accrued. For those shipments, where a license agreement does not exist and the probability of collection and the existence of remaining obligations could not be determined, the sale has not been recorded and revenue has not been recognized.

     Service revenues are comprised primarily of revenues derived from maintenance agreements. Maintenance fees are recorded as deferred revenue and recognized over the maintenance period which is usually 12 months. Also included in deferred revenue are deferred product revenues which, based on their terms, will be recognized as revenue when the various terms are met.

     (c)  Accounts Receivable

     Accounts receivable is presented net of allowance for uncollectible accounts of $38,355 at November 30, 1997, and $57,100 at May 31, 1997.

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

     (e)  Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operations over the estimated lives of the related assets, generally five to seven years, using the straight-line method. Maintenance and repairs are charged to expense as incurred. Improvements and betterments that extend the useful life of the assets are capitalized. Depreciation was approximately $10,400 and $29,100 for the six months ended November 30, 1997 and 1996, respectively.

     (f)  Customer List

     During the year ended May 31, 1994, the Company acquired the customer list of one of its resellers for $80,000. This reseller subsequently became employed as the president of the Company. These costs are being amortized using the straight-line method over five years. Amortization expense related to this intangible asset was approximately $8,000 for both the six months ended November 30, 1997 and 1996.

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

     (i)  Loss Per Common Share

     Net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the year. For the six month period ended November 30, 1997,and 1996, common stock options and warrants were anti-dilutive and were not included in the weighted average of common shares used in determining per share amounts.

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

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1996

     Total revenues for the three months ended November 30, 1997 were $63,709 compared to revenue of $54,670 for the three months ended November 30, 1996. Product revenues for the three months ended November 30, 1997, were $8,350 compared to revenues of $(1,300) for the three months ended November 30, 1996. Certain product sales from prior periods were reversed during the three months ended November 30, 1996, resulting in a reported negative product sales figure. Service revenues were $55,359 for the three months ended November 30, 1997, compared to $55,970 for the three months ended November 30, 1996.

     Total revenues for the six months ended November 30, 1997 were $188,752 compared to revenue of $170,740 for the six months ended November 30, 1996. Product revenues for the six months ended November 30, 1997, were $97,125 compared to revenues of $75,825 for the six months ended November 30, 1996. Service revenues were $91,627 for the six months ended November 30, 1997, compared to $94,915 for the six months ended November 30, 1996.

     The cost of revenues for the three months ended November 30, 1997 was $130,200 compared to $160,266 for the three months ended November 30, 1996, a decrease of $30,066 or 18.8%. This decrease resulted from lower software amortization costs for the quarter.

     The cost of revenues for the six months ended November 30, 1997 was $257,406 compared to $269,057 for the six months ended November 30, 1996.

     Selling expense for the three months ended November 30, 1997 was $119,286 compared to $164,083 for the three months ended November 30, 1996, a decrease of $44,797 or 27.3%. This decrease was the result of lower travel expenses, outside consulting fees and lower trade show and promotion costs which were offset in part by higher personnel costs.

     Selling expense for the six months ended November 30, 1997 was $273,572 compared to $233,470 for the six months ended November 30, 1996, an increase of $40,102 or 17.2%. This increase was primarily due to increased personnel and marketing expenses as sales and marketing activity increased in the six month period ended November 30, 1997 compared to the prior year.

     General and administrative expense for the three months ended November 30, 1997 was $309,010 compared to $374,885 for the three months ended November 30, 1996, a decrease of $65,875 or 17.6%. This decrease was primarily due to lower professional, legal and accounting fees

     General and administrative expense for the six months ended November 30, 1997 was $692,155 compared to $540,118 for the six months ended November 30, 1996, an increase of $152,037 or 28.1%. This increase was primarily due to increased compensation expense due to increased staffing for administrative management.

     For the three months ended November 30, 1997, the Company reported a net loss of $496,953 (or $.18 per share) as compared to a net loss of $644,564 (or $.41 per share) for the prior year. This loss was caused by the continuation of low revenues which were not sufficient to cover operating costs. The loss for the three months ended November 30, 1997 was lower than the loss for the same period ended November 30, 1996 primarily due to lower software amortization costs and the lower costs as discussed above in the selling and general and administrative areas.

     For the six months ended November 30, 1997, the Company reported a net loss of $1,040,957 (or $.44 per share) as compared to a net loss of $871,905 (or $.55 per share) for the prior year. This loss was caused by the continuation of low revenues which were not sufficient to cover operating costs. The loss for the six months ended November 30, 1997 was greater than the loss for the same period ended November 30, 1996 primarily due to the increase of personnel, development, advertising and marketing expense to support future potential revenue growth. The per share loss for the six month period ended November 30, 1997 decreased while the total net loss increased, due to the increase in the number of issued and outstanding shares.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a working capital deficit of $725,788 at November 30, 1997 as compared to a deficit of $2,181,387 at May 31, 1997, a decrease in the working capital deficit of $1,455,599. The primary reason for the decrease was the conversion of convertible notes payable during the three month period ended August 31, 1997 and the sale through a private placement during the quarter of 401,841 shares of the Company's Common Shares which raised $274,375. This was offset by the loss for the six month period and continued product development expenditures. As a result, cash decreased from $245,649 at May 31, 1997, to $29,196 at November 30, 1997.

     Beginning in October 1997, the Company began a private placement of its Common Shares and as of December 31, 1997, had sold 567,315 shares of Common Shares and raised $385,389 in gross proceeds. On December 19, 1997, the Company issued a convertible note in the original principal amount of $50,000 to an accredited investor. This convertible debt was issued at face value, has a ninety day term, is convertible into Common Shares at holder's option at the lesser of $.6875 per share or 70% of the average bid price of the Common Shares for the five days proceeding the conversion. If holder does not convert, holder will be issued 10,000 Common Shares in lieu of interest.

     The Company currently anticipates that it will require additional and ongoing funding to continue operating until such time that the Company is able to generate product sales sufficient to offset its working capital deficit and ongoing operating expenses. There can be no assurance that the Company will be successful in securing outside funding or, if available, upon what terms.

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

     From October 1997 to December 1997, the Company issued 567,316 shares of Common Shares in a private placement to accredited investors, at a price per share of approximately $.70, and resulting in aggregate gross proceeds to the Company of $385,389. The issuance and sale of the Common Shares in this offering were made in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, and Section 4(2) of the Securities Act.

     On December 19, 1997, the Company issued a convertible note in the original principal amount of $50,000 to an accredited investor. This convertible note was issued at face value, has a ninety day term, and is convertible into Common Shares at the holder's option at the lesser of $.6876 per share of 70% of the average bid price of the Common Shares for the five days preceding the conversion. If the holder elects not to convert the convertible note, the Company will issue 10,000 shares of Common Shares in lieu of interest. The issuance and sale of the convertible note was made in reliance on Section 4(2) of the Securities Act.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GREENTREE SOFTWARE, INC.



Date:  January 14, 1998            By:
                                      --------------------------------------
                                   Name:   Joseph D. Mooney
                                   Title:  Chairman of the Board of Directors
                                           and Chief Executive Officer


                                   By:
                                      --------------------------------------
                                   Name:   Philip D. Wolf
                                   Title:  Treasurer and Chief Financial
                                           Officer