Form 10QSB
period 1998-02-28
GREENTREE SOFTWARE INC
filed 1998-04-14
CIK 727063

-------------------------------------------------------------------------------

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                     FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 1998

/ /  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from           to
                              -----------   -----------

Commission File Number 0-11791

                               GREENTREE SOFTWARE, INC.
                               ------------------------
           (Name of Small Business Issuer as Specified in Its Charter)


          NEW YORK                                  13-2897997
---------------------------------       ------------------------------------
(State or Other Jurisdiction            (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                               7901 FLYING CLOUD DRIVE
                                      SUITE 200
                               EDEN PRAIRIE, MN  55344
                       ---------------------------------------
                       (Address of Principal Executive Offices)

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

                    Yes  /X/                      No   / /

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                         Outstanding at April 14, 1998
-----------------------------                -----------------------------
     COMMON SHARES, PAR VALUE                     3,465,451 SHARES
          $0.01 PER SHARE

-------------------------------------------------------------------------------

                               GREENTREE SOFTWARE, INC.

                                        INDEX



 ITEM                                                                      PAGE
NUMBER                                                                    NUMBER
------                                                                    ------

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets as of February 28, 1998 and May 31, 1997.....    3

           Statements of Operations for the three months ended
           February 28, 1998 and 1997 and for the nine months ended
           February 28, 1998 and 1997..................................    4


           Statements of Cash Flows for the nine months ended
           February 28, 1998 and 1997..................................    5

           Notes to the Financial Statements...........................  6-9

  Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operation...................... 9-12


PART II.   OTHER INFORMATION

  Item 2.  Changes in Securities.......................................   13

  Item 6.  Exhibits and Reports on Form 8-K............................   14

  Signatures...........................................................   15

PART I.   FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
          Company for which report is filed: Greentree Software, Inc. (the "Company")

                               GREENTREE SOFTWARE, INC.
                                    BALANCE SHEETS

                                                  February 28, 1998      May 31, 1997
                                                  -----------------      ------------
                                                     (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents                      $          1,752      $      245,649
  Accounts receivable, net                                118,599             164,556
  Prepaid expenses and other current assets                   803              30,204
                                                 ----------------      --------------
Total Current Assets                                      121,154             440,409
                                                 ----------------      --------------

Property and equipment                                     45,911              54,554
                                                 ----------------      --------------

Other Assets:
  Customer list                                            17,348              29,345
  Capitalized software development costs                  231,724             526,372
  Security deposits                                         9,124               9,124
  Other                                                        --              76,261
                                                 ----------------      --------------
Total Other Assets                                        258,196             641,102
                                                 ----------------      --------------

Total Assets                                     $        425,261      $    1,136,065
                                                 ----------------      --------------
                                                 ----------------      --------------

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
  Accounts payable                               $        517,878      $      348,148
  Note Payable Bank                                        50,000                  --
  Convertible notes payable                                50,000           2,049,566
  Accrued expenses                                        298,995             146,214
  Deferred revenues                                        90,706              77,868
                                                 ----------------      --------------
Total Current Liabilities                               1,007,579           2,621,796
                                                 ----------------      --------------

Commitments and Contingencies

Stockholders' Equity (deficit):
Common stock, $0.01 par value, authorized
15,000,000 shares issued and outstanding,
3,132,118 and 1,610,610 shares, respectively               31,321              16,106
Additional paid-in capital                             15,584,048          13,231,268
Accumulated deficit                                   (16,108,655)        (14,644,073)
                                                 ----------------      --------------
                                                         (493,286)         (1,396,699)
Less treasury stock (4,780 shares) at cost                (89,032)            (89,032)
                                                 ----------------      --------------

Total Stockholders' Equity (deficit)                     (582,318)         (1,485,731)
                                                 ----------------      --------------

Total Liabilities and Stockholders'
  Equity (Deficit)                               $        425,261      $    1,136,065
                                                 ----------------      --------------
                                                 ----------------      --------------

                    See accompanying notes to financial statements

                               GREENTREE SOFTWARE, INC.
                               STATEMENT OF OPERATIONS
                                     (Unaudited)




                                             FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                        -----------------------------------     -----------------------------------
                                          February 28,        February 28,         February 28,        February 28,
                                             1998                 1997                1998                1997
                                             ----                 ----                ----                ----
Net Revenues:
  Product                               $       183,352     $       328,077     $       280,477     $       404,420
  Services                                       51,488              57,405             143,115             151,802
                                        ---------------     ---------------     ---------------     ---------------
Total Net Revenues                              234,840             385,482             423,592             556,222
                                        ---------------     ---------------     ---------------     ---------------

Costs and Expenses:
  Cost of revenues                              162,868             126,532             420,273             349,464
  Selling expenses                              117,140             161,848             390,713             363,899
  General and administrative                    373,019             226,714           1,065,174             844,376
                                        ---------------     ---------------     ---------------     ---------------
Total Costs and Expenses                        653,027             515,094           1,876,160           1,557,739
                                        ---------------     ---------------     ---------------     ---------------

Operating Loss                                 (418,187)           (129,612)         (1,452,568)         (1,001,517)

Interest Expense, net                            (5,438)               (711)            (12,014)               (711)
                                        ---------------     ---------------     ---------------     ---------------

Loss Before Income Taxes                       (423,625)           (130,323)         (1,464,582)         (1,002,228)

Income Taxes                                         --                  --                  --                  --
                                        ---------------     ---------------     ---------------     ---------------

Net Loss                                $      (423,625)    $      (130,323)    $    (1,464,582)    $    (1,002,228)
                                        ---------------     ---------------     ---------------     ---------------
                                        ---------------     ---------------     ---------------     ---------------


Net loss per common share (Basic)       $         (0.14)    $         (0.08)    $         (0.56)    $         (0.63)
                                        ---------------     ---------------     ---------------     ---------------
                                        ---------------     ---------------     ---------------     ---------------


Weighted average shares outstanding           3,094,967           1,610,610           2,617,159           1,592,832
                                        ---------------     ---------------     ---------------     ---------------
                                        ---------------     ---------------     ---------------     ---------------


                    See accompanying notes to financial statements

                               GREENTREE SOFTWARE, INC.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                               FOR THE NINE MONTHS ENDED
                                                           --------------------------------
                                                           February 28,        February 28,
                                                              1998                 1997
                                                              ----                 ----
Cash Flow From Operating Activities:
  Net loss                                                 $(1,464,582)        $(1,002,228)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                               28,580              76,330
    Amortization of deferred software costs                    370,010             341,466
    Decrease (increase) in accounts receivable                  45,957             (82,581)
    Decrease in inventories                                         --               4,854
    Decrease (increase) in prepaid expenses                     29,401            (134,494)
    Decrease in other assets                                     4,753               5,588
    Increase (decrease) in accounts payable                    169,730             (26,886)
    Increase (decrease) in accrued expenses                    187,328            (242,317)
    Increase (decrease) in deferred revenue                     12,838             (79,564)
                                                           -----------         -----------
Cash Used in Operating Activities                             (615,985)         (1,139,832)
                                                           -----------         -----------

Cash Flow From Investing Activities:
  Additions to property and equipment                           (7,940)            (12,629)
  Additions to capitalized software
    Development costs                                          (75,361)           (168,160)
                                                           -----------         -----------
Cash (Used) in Investing Activities                            (83,301)           (180,789)
                                                           -----------         -----------


Cash Flow From Financing Activities:
  Net proceeds from private placement of shares                385,389           1,109,000
  Net proceeds from private placement of convertible note       50,000                  --
  Bank Financing                                                50,000                  --
  Payment of notes payable                                     (30,000)                 --
                                                           -----------         -----------
Cash Provided by Financing Activities                          455,389           1,109,000
                                                           -----------         -----------

(Decrease) in Cash                                            (243,897)           (211,621)
Cash balance - beginning                                       245,649             249,525
                                                           -----------         -----------

Cash balance - ending                                      $     1,752         $    37,904
                                                           -----------         -----------
                                                           -----------         -----------

Supplemental disclosure of cash
flow information:
  Cash paid for interest                                   $     4,797         $       711
  Cash paid for income taxes                               $        --         $        --
                                                           -----------         -----------
                                                           -----------         -----------



                    See accompanying notes to financial statements

                               GREENTREE SOFTWARE, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                  FEBRUARY 28, 1998


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


     The accompanying financial statements of the Company have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $1,464,582 for the nine month period ended February 28, 1998, and $1,823,200 for the year ended May 31, 1997. Additionally, at February 28, 1998, the Company had a working capital deficit of $886,425 and a stockholders' deficit of $582,318.

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

     (c)  Accounts Receivable

     Accounts receivable is presented net of allowance for uncollectible accounts of $30,960 at February 28, 1998, and $57,100 at May 31, 1997.

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

     (e)  Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operations over the estimated lives of the related assets, generally five to seven years, using the straight-line method. Maintenance and repairs are charged to expense as incurred. Improvements and betterments that extend the useful life of the assets are capitalized. Depreciation was $16,583 and $44,205 for the nine months ended February 28, 1998 and 1997, respectively.

     (f)  Customer List

     During the year ended May 31, 1994, the Company acquired the customer list of one of its resellers for $80,000. This reseller subsequently became employed as the president of the Company. These costs are being amortized using the straight-line method over five years. Amortization expense related to this intangible asset was approximately $12,000 for both the nine months ended February 28, 1998 and 1997.

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

     (i)  Loss Per Common Share

     Net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the year. For the nine month period ended February 28, 1998, and 1997, common stock options and warrants were anti-dilutive and were not included in the weighted average of common shares used in determining per share amounts.

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

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 1998 AND 1997

     Total revenues for the three months ended February 28, 1998 were $234,840 compared to revenue of $385,482 for the three months ended February 28, 1997. Product revenues for the three months ended February 28, 1998, were $183,352 compared to revenues of $328,077 for the three months ended February 28, 1997. Service revenues were $51,488 for the three months ended February 28, 1998, compared to $57,405 for the three months ended February 28, 1997.

     Total revenues for the nine months ended February 28, 1998 were $423,592 compared to revenues of $556,222 for the nine months ended February 28, 1997. Product revenues for the nine months ended February 28, 1998, were $280,477 compared to revenues of $404,420 for the nine months ended February 28, 1997. Service revenues were $143,115 for the nine months ended February 28, 1998, compared to $151,802 for the nine months ended February 28, 1997.

     The cost of revenues for the three months ended February 28, 1998 was $162,868 compared to $126,532 for the three months ended February 28, 1997, an increase of $36,336 or 28.7%. This increase was primarily due to expensing rather than capitalizing software development costs during the quarter.

     The cost of revenues for the nine months ended February 28, 1998 was $420,273 compared to $349,464 for the nine months ended February 28, 1997, an increase of $70,809 or 20.2%. This increase resulted from increased amortization costs over the same period last year and the expensing of development costs in the third quarter of fiscal 1998 as mentioned in the above paragraph.

     Selling expense for the three months ended February 28, 1998 was $117,140 compared to $161,848 for the three months ended February 28, 1997, a decrease of $44,708 or 27.6%. This decrease was the result of lower advertising and promotion costs.

     Selling expense for the nine months ended February 28, 1998 was $390,713 compared to $363,899 for the nine months ended February 28, 1997, an increase of $26,814 or 7.4%. This increase was primarily due to increased personnel and marketing expenses.

     General and administrative expense for the three months ended February 28, 1998 was $373,019 compared to $226,714 for the three months ended February 28, 1997, an increase of $146,305 or 64.5%. This increase was primarily due to increased compensation expense due to increased staffing for administrative management and consulting fees associated with the Company's capital raising activities.

     General and administrative expense for the nine months ended February 28, 1998 was $1,065,174 compared to $844,376 for the nine months ended February 28, 1997, an increase of $220,798 or 26.1%. This increase was primarily due to increased compensation expense due to increased staffing for administrative management, consulting fees associated with the Company's capital raising activities and offset in part by a reduction in outside professional fees.

     For the three months ended February 28, 1998, the Company reported a net loss of $423,625 (or $.14 per share) as compared to a net loss of $130,323 (or $.08 per share) for the prior year. This loss was caused by the continuation of low revenues which were not sufficient to cover operating costs. The loss for the three months ended February 28, 1998 was worse than the loss for the same period ended February 28, 1997 primarily due to lower sales volume for the three month period ended February 28, 1998 as well as higher costs during this same period, as described in the discussion of expenses.

     For the nine months ended February 28, 1998, the Company reported a net loss of $1,464,582 (or $.56 per share) as compared to a net loss of $1,002,228 (or $.63 per share) for the nine month period ended February 28, 1997. This loss was caused by the continuation of low revenues which were not sufficient to cover operating costs. The loss for the nine months ended February 28, 1998 was worse than the loss for the same period ended February 28, 1997 primarily due to lower sales volume during the nine month period ended February 28, 1998 as well as increased expenses during this same period primarily in the area of personnel expense to support future potential revenue growth. The per share loss for the nine month period ended February 28, 1998 decreased while the total net loss increased, due to the increase in the number of issued and outstanding shares.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a working capital deficit of $886,425 at February 28, 1998 as compared to a deficit of $2,181,387 at May 31, 1997, a decrease in the working capital deficit of $1,294,962. The primary reason for the decrease was the conversion of convertible notes payable during the three month period ended August 31, 1997 and the sale through a private placement during the first nine months of the year of 900,648 shares of the Company's Common Shares which raised gross proceeds of $635,389. This was offset by the loss for the nine month period. As a result, cash decreased from $245,649 at May 31, 1997, to $1,752 at February 28, 1998.

     Beginning in October 1997, the Company began a private placement of its Common Shares and as of February 28, 1998, had sold 567,315 shares of Common Shares and raised $385,389 in gross proceeds.

     On December 19, 1997, the Company issued a convertible note in the original principal amount of $50,000 to an accredited investor. This convertible debt was issued at face value, has a ninety day term, is convertible into Common Shares at holder's option at the lesser of $.6875 per share or 70% of the average bid price of the Common Shares for the five days preceding the conversion. If holder does not convert, holder will be issued 10,000 Common Shares in lieu of interest. On March 18, 1998, this note was renewed for an additional sixty days at an annual interest rate of ten percent.

     On February 19, 1998, the Company issued a note to F&M Alliance Bank in the original principal amount of $50,000. This note was issued at face value has a sixty day term and bears annual interest at 2% over the index rate, which was 8.5% on February 19, 1998. The Company's Accounts Receivable and Work in Process was used as collateral for the note. This note was paid in full on March 25, 1998.

     On March 11, 1998, the Company issued a convertible note in the original principal amount of $25,000 to an accredited investor. This convertible debt was issued at face value and matures the earlier of March 1, 2000 or upon the raising of a minimum of $2,500,000 of additional financing by the Company. Interest is payable semi-annually and is payable in shares of the Company's Shares at its option. At the Lender's option, the note may be converted into shares of the Company's Common Shares at the rate of 1.33 shares per $1.00 of face amount of the note. The Lender will receive 3,333 warrants with an exercise price of $1.50. The warrants expire on March 11, 2000.

     On March 26, 1998, the Company sold 333,333 shares of Common Shares and raised $250,000 in gross proceeds. One hundred twenty five thousand Warrants were issued in conjunction with this transaction. Each Warrant has an exercise price of $1.50 and can be called by the Company if the bid price of the Common Shares trades at or above $2.00 per share for ten consecutive trading days.
The Warrants expire on March 26, 2000.

     The Company currently anticipates that it will require additional and ongoing funding to continue operating until such time that the Company is able to generate product sales sufficient to offset its working capital deficit and ongoing operating expenses. There can be no assurance that the Company will be successful in securing outside funding or, if available, upon what terms.

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities


     Beginning in October 1997, the Company began a private placement of its Common Shares and as of February 28, 1998 had sold 567,315 shares of Common Shares and raised $385,389 in gross proceeds. The issuance and sale of the Common Shares in this offering were made in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, and Section 4(2) of the Securities Act.

     On December 19, 1997, the Company issued a convertible note in the original principal amount of $50,000 to an accredited investor. This convertible debt was issued at face value, has a ninety day term, is convertible into Common Shares at holder's option at the lesser of $.6875 per share or 70% of the average bid price of the Common Shares for the five days preceding the conversion. If holder does not convert, holder will be issued 10,000 Common Shares in lieu of interest. On March 18, 1998, this note was renewed for an additional sixty days at an annual interest rate of ten percent. The issuance and sale of the convertible note was made in reliance on Section 4(2) of the Securities Act.

     On March 11, 1998, the Company issued a convertible note in the original principal amount of $25,000 to an accredited investor. This convertible debt was issued at face value and matures the earlier of March 1, 2000 or upon the raising of a minimum of $2,500,000 of additional financing by the Company. Interest is payable semi-annually and is payable in shares of the Company's Shares at its option. At the Lender's option, the note may be converted into shares of the Company's Commons Shares at the rate of 1.33 shares per $1.00 of face amount of the note. The Lender will receive 3,333 Warrants with an exercise price of $1.50. The Warrants expire on March 11, 2000. The issuance and sale of the convertible note was made in reliance on Section 4(2) of the Securities Act.

     On March 26, 1998, the Company sold 333,333 shares of Common Shares and raised $250,000 in gross proceeds. One hundred twenty five thousand Warrants were issued in conjunction with this transaction. Each Warrant has an exercise price of $1.50 and can be called by the Company if the bid price of the Common Shares trades at or above $2.00 per share for ten consecutive
trading days.   The Warrants expire on March 26, 2000.  The issuance and sale of the Common Shares in this offering were made in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, and
Section 4(2) of the Securities Act.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Executive Employment Agreement with Joseph Mooney 10.1(a) Amendment to Executive Employment Agreement with Joseph
                     Mooney
          10.2 Executive Employment Agreement with Jeff Pinkerton 10.2(a) Amendment to Executive Employment Agreement with Jeff
                     Pinkerton

     (b)  Reports on Form 8-K

          None

                                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GREENTREE SOFTWARE, INC.



Date:  April 14, 1998         By:
                                  ---------------------------------------------
                              Name:  Joseph D. Mooney
                              Title: Chairman of the Board of Directors and
                                     Chief Executive Officer


                              By:
                                  ---------------------------------------------
                              Name:  Philip D. Wolf
                              Title: Treasurer and Chief Financial Officer