Form 10QSB/A
period 1998-02-28
GREENTREE SOFTWARE INC
filed 1998-04-21
CIK 727063

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

                              GREENTREE SOFTWARE, INC.



Date:  April 14, 1998         By:   /s/ Joseph D. Mooney
                                  ---------------------------------------------
                              Name:  Joseph D. Mooney
                              Title: Chairman of the Board of Directors and
                                     Chief Executive Officer


                              By:   /s/ Philip D. Wolf
                                  ---------------------------------------------
                              Name:  Philip D. Wolf
                              Title: Treasurer and Chief Financial Officer