Form 10QSB/A
period 1998-02-28
GREENTREE SOFTWARE INC
filed 1998-04-21
CIK 727063

-------------------------------------------------------------------------------

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                     FORM 10-QSB/A

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a working capital deficit of $886,425 at February 28, 1998 as compared to a deficit of $2,181,387 at May 31, 1997, a decrease in the working capital deficit of $1,294,962. The primary reason for the decrease was the conversion of convertible notes payable during the three month period ended August 31, 1997 and the sale through a private placement during the first nine months of the year of 567,315 shares of the Company's Common Shares which raised gross proceeds of $385,389. This was offset by the loss for the nine month period. As a result, cash decreased from $245,649 at May 31, 1997, to $1,752 at February 28, 1998.

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