Form 10KSB
period 1998-05-31
GREENTREE SOFTWARE INC
filed 1998-07-24
CIK 727063

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                    FORM 10-KSB

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITY EXCHANGE ACT OF 1934

(MARK ONE)

    [ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1998;

     or

    [   ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the transition period from ___________ to
           ___________.


Commission File Number 0-11791



                              GREENTREE SOFTWARE, INC.
                   (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


New York                                                              13-2897997
-------------------------------                            ---------------------
(State or Other Jurisdiction of                            (IRS Employer ID No.)
 Incorporation or Organization)

7901 Flying Cloud Drive
Suite 200                                                                  55344
Eden Prairie, Minnesota  55344                                   ---------------
----------------------------------------                              (Zip Code)
(Address of Principal Executive Offices)


Issuer's Telephone Number, Including Area Code:                   (612) 941-1500

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

Issuer's revenues for its most recent fiscal year:   $616,639

The aggregate market value of the Common Shares, par value $0.01 per share ("Common Shares"), held by non-affiliates of the Registrant (totaling approximately 2,463,799 shares) was approximately $5,235,573 as of June 30, 1998 (based upon the closing bid of the Registrant's Common Shares in the OTC Bulletin Board on June 30, 1998 of $2.125 per share). The term affiliates is deemed, for this purpose only, to refer only to directors, officers, and principal stockholders of the Registrant.

State the number of shares outstanding in each of the issuer's classes of common equity, as of June 30, 1998.


                 CLASS                        OUTSTANDING
                 -----                        -----------
          Common Shares, par value           8,029,761 shares
          $0.01 per share




                        DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement to be delivered to Shareholders in connection with the Annual Meeting of Shareholders to be held on September 17, 1998 are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-KSB by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-KSB.

                              GREENTREE SOFTWARE, INC.
                            ANNUAL REPORT ON FORM 10-KSB
                                    MAY 31, 1998

                               CROSS REFERENCE SHEET



                                        PART I                          PAGE
                                                                        ----
Item 1    Description of Business                                         1

Item 2    Description of Property                                         8

Item 3    Legal Proceedings                                               8

Item 4    Submission of Matters to a Vote of Security Holders             9


                                       PART II

Item 5    Market for Common Equity and Related Stockholder Matters        9

Item 6    Management's Discussion and Analysis or Plan of Operations     11

Item 7    Financial Statements                                           13

Item 8    Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure                                       13


                                       PART III

Item 9    Directors, Executive Officers, Promoters, and Control
          Persons; Compliance with Section 16(a) of the Exchange Act     14

Item 10   Executive Compensation                                         14

Item 11   Security Ownership of Certain Beneficial Owners and
          Management                                                     15

Item 12   Certain Relationships and Related Transactions                 15

Item 13   Exhibits, List and Reports on Form 8-K                         15


Except for the historical information contained herein, this Annual Report on Form 10-KSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, (i) the Company's belief in the growth of the purchasing and procurement systems software market and (ii) expectations for the Company's strategy and future performance. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties set forth under the heading "Risk Factors" and the following risks and uncertainties: (i) the Company's history of losses and accumulated deficit, limited revenues, and the uncertainty of future profitability; (ii) the uncertainty of market acceptance of PurchaseSoft software; (iii) new management and ability to recruit sales, service, and implementation personnel; (iv) the intense competition in the software field; (v) the dependence on one product and rapid technological change in the industry; and (vi) fluctuations in quarterly operating results. The forward-looking statements contained herein represent the Company's judgment as of the date of this Annual Report on Form 10-KSB, and the Company cautions readers not to place undue reliance on such statements.

Except as otherwise noted, all information in this Annual Report on Form 10-KSB reflects a one-for-six reverse stock split of the Company's Common Shares effected on July 22, 1997.


PART I:

ITEM 1:   DESCRIPTION OF BUSINESS

THE COMPANY

     Greentree Software, Inc. (the "Company" or "Greentree") was incorporated in New York in June 1977 and began operations as a management consulting firm specializing in the area of purchasing and materials management. In 1985, the Company introduced its first software product for purchasing and materials management, Computer Aided Purchasing-Registered Trademark- ("CAP1") for use on IBM compatible personal computers. Since 1991, all of the Company's revenues have been derived from the sale and maintenance of software products.

     The Company released its first Microsoft Windows and client/server based purchasing and materials management software system (GT Purchase PRO) in May 1994. In March 1996, the Company released its GT Purchase PRO version 5.0. In May 1997, GT Purchase PRO version 6.0 was released, which provided additional major enhancements to the product. In a press release dated October 4, 1997, the Company announced that the product name was being changed from GT Purchase Pro to PurchaseSoft 2.0. The Company believes this name more accurately describes the new enterprise scope of their software solution.

PURCHASESOFT

     PurchaseSoft is a full life-cycle suite of software for improving the performance of Purchasing and Materials Management. As a companion to Financial Accounting Software, PurchaseSoft gives everyone, including requisitioners, managers, buyers, and executives, a better and more efficient solution for purchasing and materials management automation. PurchaseSoft is compatible with Structured Query Language ("SQL") databases, the client/server architecture, and e-mail. PurchaseSoft is an enterprise-wide application developed in Powerbuilder 5.0 that is shipped as a 16-bit application for Windows 3.1 users or as a true 32-bit application for Windows 95, 98 and NT users.

     The complete PurchaseSoft software suite includes the following modules:

          Purchasing                         Inventory
          Requisitioning                     Invoice Matching
          Receiving                          Asset Management
          Quotations                         Blanket Orders
          Request for Quotations (RFQ's)     Accounts Payable Interface

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

     Requisitions move over existing e-mail systems using MAPI. Contracts, product specifications, and other documents are managed as file attachments using OLE automation. Also, the system supports robust industry standard databases - Microsoft SQL Server and Oracle.

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

MARKETS

     Purchasing, procurement and materials management automation is an emerging market within the supply chain segment of software applications. Movement to Client/Server Systems began when corporations migrated from host-based systems to Client/Server Human Resources and Financial Systems followed by the migration of Manufacturing Management Systems. Over the next few years, the Company believes that MMS (Materials Management Systems) or SCM (Supply Chain Management Systems) will continue to emerge in the area of financial applications.

     With the advent of internet/intranet technologies, self-service applications, such as material requisitions and approvals, can now be efficiently deployed on every desktop of the enterprise. This streamlines the expenditure cycle within an organization allowing for more effective purchasing control and management and enhanced supplier relationships. To capture this market, applications vendors will need to offer sensible implementations of client/server, intranet/internet, and workflow technologies. More importantly, the applications must integrate best practices purchasing and supplier management.

     According to Purchasing Magazine, an estimated $250 billion was spent last year on maintenance, repairs, and operations (MRO) purchases by the top 100 "buying" companies. Most of these companies have either paper systems or automated systems that are not integrated with an automated materials management procurement system. The Gartner Group states that world class procurement leaders will enjoy an 8% to 10% revenue advantage by year 2000. By targeting customers within fast-growing industries, such as telecommunication, computer technologies, and financial services, the Company's goal is to gain momentum and capture an early market share of this emerging segment. By offering executive management a practical implementation of client/server, intranet, and workflow technologies, such as materials management automation, the Company's strategy is to obtain larger contract values with shorter sales cycles.

DISTRIBUTION STRATEGY

     The enterprise wide, client/server and browser markets, because they are emerging markets, afford the greatest immediate revenue opportunity. The Company's strategy is two-fold: first; build a direct sales force to sell directly to Fortune 2000 accounts and second; build partnerships and alliances with system integrators, strategic partners and other software vendors. There can be no assurance that the Company will be successful in developing its alliance and partner network or in recruiting a sales staff to meet its needs.

COMPETITION

     The market for purchasing and procurement software in which the Company competes is highly competitive. The Company faces competition from several sources ranging from large ERP vendors (SAP, BAAN, Oracle and PeopleSoft), medium sized vendors (Great Plains Software and Lawson Software), industry specific vendors and best of breed vendors. The Company believes it competes on the basis of product features, performance, and price and compares favorably to the competition on each of these categories. The Company believes that its history of financial performance has negatively affected its image in the marketplace and that it has lost potential business from potential customers whom expressed concerns about the Company's financial status and ability to remain solvent. The Company believes that the investment made by L-R Global Partners, L.P. in April 1998, that has allowed the Company to report a cash balance of $2,918,548 and a Total Stockholders' Equity of $2,379,458 as of May 31, 1998 will position the Company to overcome these past objections. It is impossible to predict what effect these issues may have on the Company's future market image, overall competitiveness, and ability to market its products. There can be no assurance that the Company will be able to grow sufficiently to enable it to compete effectively.

DEVELOPMENT

     Since its inception, the Company has made substantial investments in research and development. The Company spent approximately $227,000 and $261,000 in fiscal 1998 and fiscal 1997, respectively, on research and development activities, including amounts capitalized as part of deferred software development costs of approximately $75,000 and $228,000, respectively. The Company believes that timely development of new software product enhancements to existing software products is essential to build its position in the marketplace. From February 1996 to July 1997, the Company had all software development work on the Company's product performed by outside developers. Beginning in July 1997, the Company moved all software development and product support to internal operations.

     As with any new software product, PurchaseSoft has, and may continue to contain, "bugs." The Company has a formal quality assurance program, as well as beta testing by select customers and/or prospects to identify those bugs which are considered significant and need to be corrected prior to general release of the product/module to prospects and customers. Management believes that all significant bugs with respect to the modules released to date have been identified and corrected or are being corrected.

SOFTWARE MAINTENANCE

     Maintenance revenues for fiscal 1998 and fiscal 1997 were $79,090 and $175,871, respectively. This decrease reflects non-renewals for many of the DOS-based product users. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional comments related to the trend of billings for these revenues. Maintenance contracts have been generally sold to customers for 15% of the software product cost. These contracts entitle the customer to telephone support and upgrades, as they become available.

WARRANTIES

     The Company's standard maintenance agreement for its CAPS System and PurchaseSoft modules provide that the Company will furnish services as are necessary to correct any malfunction in the software. Under the terms of these agreements, if the Company is unable to correct a malfunction by means of telephone or telecommunication assistance, repairs may, at the customer's option, be performed on the premises where the software is located. For such services rendered, the customer is obligated to pay the Company fees at certain prescribed rates as set forth in the agreement and to provide reimbursement for travel and other expenses. Such services were not significant during fiscal 1998 or 1997.

COPYRIGHTS, TRADEMARKS, AND PATENTS

     The trade names "Computer Aided Purchasing" or "CAP" and CAPlink" have been registered by the Company with the United States Patent and Trademark Office and will expire in March 1999 and December 2000, respectively, unless renewed.
Under the Trademark Revision Act of 1988, trademark registrations in the United States have a ten-year term and can be renewed repeatedly for ten-year terms provided certain criteria are met. The Company has applied to register its trademark PurchaseSoft for its purchasing and materials management software product.

     The Company has sought, and will continue to seek, to protect all software programs and documentation developed by it under a combination of contract, patent, copyright, trademark and trade secret laws. Existing copyright laws afford only limited protection. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop technologies that are superior to the Company's technology. There can be no assurance that third parties will not assert infringement claims against the Company in the future. Management intends to protect aggressively the Company's trademark, copyright and proprietary rights against any attempt by a competitor to infringe or interfere with such rights. However, litigation in this area is expensive and the Company may not wish to commit funds to commence or pursue such litigation, especially because the high costs thereof could adversely affect the Company's results of operation. Even if the Company commences such litigation, there is no assurance that the Company would prevail.

EMPLOYEES

     As of July 22, 1998, the Company had twenty-one full-time employees consisting of: four executive officers, eight sales and marketing personnel, six in development and support and three in administration. None of the Company's employees are subject to a collective bargaining agreement. The Company believes relations with employees are good.

"Executive Officers"

     As of July 22, 1998, the executive officers of the Company were as follows:

                                                              Year Became
       Name             Age    Position With Company            Officer
---------------------   ---    ---------------------------    -----------
Joseph D. Mooney         60    Chairman of the Board,            1996
                               Chief Executive Officer,
                               and Director

Jeffrey B. Pinkerton     50    President and Director            1994

Robert Kilpatrick        46    Chief Operating Officer           1998

Philip D. Wolf           46    Chief Financial Officer
                               and Secretary                     1998


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

     ROBERT KILPATRICK has served as Chief Operating Officer of the Company
since July 1998.   From 1994 to 1998, Mr. Kilpatrick has served in various
management positions with Integral Partners and KPCB Java Fund. Mr. Kilpatrick was a director of Calico Technologies. From 1989 to 1994, Mr. Kilpatrick was President of FirstSource Financial. FirstSource Financial developed complex underwriting software for the residential mortgage and insurance industry. From 1984 to 1989, Mr. Kilpatrick worked as an independent consultant at various venture capital and investment firms specializing in distessed investments.
From 1977 to 1984, Mr. Kilpatrick served as a Vice President for Primerica (now
Travelers).   Mr. Kilpatrick holds degrees from the University of Texas and
Stanford.

     PHILIP D. WOLF received his B.S. Degree in Accounting from the University of Minnesota in 1974, following which he has spent 24 years in various financial management positions. Mr. Wolf joined the Company in October 1997 and has served as Chief Financial Officer since January 1998. During 1997, Mr. Wolf served as a consultant to several start-up companies. From 1989 to 1997, Mr. Wolf was Vice President of Finance and CFO for Nice Man Merchandising, a worldwide entertainment merchandising company. From 1987 to 1989, he was Chief Financial Officer for Benchmark Computer Systems, Inc., a value added reseller and software developer of integrated computer systems. From 1983 to 1987, he was Vice President of Finance and Administration for National Information Systems, Inc., which provided computer and information services to the direct marketing industry. From 1974 to 1983, Mr. Wolf was staff accountant and became the Controller for Patchin Appraisals, Inc., a national valuation firm.

ENVIRONMENTAL REGULATIONS

     The Company believes that compliance with federal, state, and local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment currently have, or in the foreseeable future, will not have any material adverse effect upon the capital expenditures, earnings, or competitive position of the Company.

RISK FACTORS

     Stockholders and prospective purchasers of the Company's Common Stock should carefully consider the following risk factors in addition to the other information appearing in this Annual Report on Form 10-KSB.

HISTORY OF LOSSES AND ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY.

     The Company had a net loss of approximately $2.3 million for the fiscal year ended on May 31, 1998 and had an accumulated deficit at May 31, 1998 of approximately $16.9 million. The Company has experienced ongoing losses from operations and expects that such losses will continue for at least some period until product sales may be generated in sufficient volume to offset expenses. For the fiscal year ended May 31, 1998, the Company had revenues of $616,639. For the fiscal year ended May 31, 1997, the Company had revenues of $599,373. There can be no assurance the Company's revenues will continue at all or will grow sufficiently to achieve profitability. The Company does not expect to be profitable unless and until such time as sales of its software products generate sufficient revenue to fund its operations.

UNCERTAINTY OF MARKET ACCEPTANCE OF PURCHASESOFT SOFTWARE.

     The Company has invested heavily in research for, and development of, its core purchasing and materials management software system - PurchaseSoft. There can be no assurance that the Company's PurchaseSoft product will achieve market acceptance. The Company believes that its history of financial performance has negatively affected its image in the marketplace and that it has lost potential business from potential customers whom expressed concerns about the Company's financial status and ability to remain solvent. The Company believes that the investment made by L-R Global Partners, L.P. in April 1998, that has allowed the Company to report a cash balance of $2,918,548 and a Total Stockholders' Equity of $2,379,458 as of May 31, 1998 will position the Company to overcome these past objections. There can be no assurance that the improved balance sheet will be successful in overcoming customer concerns. The Company believes its largest challenge is to gain wide spread market acceptance of its PurchaseSoft product. The failure to obtain market acceptance would have a material adverse affect on the Company's business.

NEW MANAGEMENT, ABILITY TO RECRUIT SALES, SERVICE, AND IMPLEMENTATION PERSONNEL.

     The Company's new management has a very limited history in operating the Company even though they are experienced in managing companies with the challenges similar to those being faced by the Company. There can be no assurance that the Company's management will be successful in meeting their planned objectives for the Company. The ability to achieve anticipated revenues is substantially dependent on the ability of the Company to attract on a timely basis and retain skilled personnel, especially key management, sales, support, and implementation personnel. The Company believes that its future success will depend in large part on its ability to attract and retain highly skilled technical, managerial, marketing, and professional services personnel to ensure the quality of products and services provided to its customers. Competition for such personnel, in particular for product development and implementation personnel, is intense, and the Company competes in the market for such personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company. There can be no assurance that the Company will be successful in attracting and retaining skilled personnel. The Company's inability to attract and retain qualified employees would have a material adverse effect on the Company's business.

INTENSE COMPETITION.

     The Company faces competition from several sources ranging from large ERP vendors (SAP, BAAN, Oracle and PeopleSoft), medium sized vendors (Great Plains Software and Lawson Software), industry specific vendors and best of breed vendors. These competitors all offer software products performing functions similar to the Company's products. The market space in which the Company competes is going through tremendous growth and this will invite new competitors. Existing competitive products offered by companies with greater financial or marketing resources impact and limit the Company's revenues. There can be no assurance that competitors do not have or will not offer or develop products that are superior to the Company's products or that achieve greater market acceptance. In addition, suppliers of relational database management systems and companies that develop management information software applications for large multinational manufacturers have begun to target the firms targeted by the Company and offer applications that compete in the Company's markets. As a result, competition (including pricing competition) may increase, which could result in price reductions and loss of market share. The Company may also face market resistance from potential customers within the large installed base of legacy systems, who may be reluctant to commit the time and resources necessary to convert to an open systems-based client/server software product. As the client/server computing market expands, a large number of companies, many with significantly greater resources than the Company, may enter the market or increase their market share by acquiring or entering into the alliances with competitors of the Company. There can be no assurance that the Company will be able to compete successfully against its competitors or that the competitive pressures faced by the Company will not adversely affect its financial performance.

RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCTS.

     The market for the Company's software products is characterized by rapid technological advances, evolving industry standards, change in end-user requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development as obsolete and unmarketable. Accordingly, the Company's future success will depend upon its ability to enhance its current products and develop and introduce new products that keep pace with technological developments, satisfy varying end-user requirements, and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments or end-user requirements, or any significant delays in product development or introduction, could severely damage the Company's competitive position and have a material adverse effect on revenues. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely basis or that the Company will not experience significant delays in the future which could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance.

DEPENDENCE ON ONE PRODUCT.

     Substantially all of the Company's revenues are expected to be derived from the sale of its PurchaseSoft product and related support services. Accordingly, any event that adversely affects revenue generated from the sale of software or from the professional fees derived from the installation of such product, such as competition from other products, significant flaws in the product, or incompatibility with third party hardware or software products, negative publicity or evaluation, or obsolescence of the hardware platforms or software environments in which the product runs, could have a material adverse effect on the Company's results of operations. The Company's future financial performance will depend on the continued development and introduction of new and enhanced versions of PurchaseSoft and other products and on customer acceptance of such new enhanced products.

FLUCTUATION IN QUARTERLY OPERATING RESULTS

     The Company's revenues and operating results can vary substantially from quarter to quarter. Sales revenues in any quarter are substantially dependent on aggregate contracting activity and the Company's ability to recognize revenue in that quarter in accordance with its revenue recognition policies.

     Revenues may vary from quarter to quarter due to variances in prior quarter contracting activity, which impacts revenue on a lag and which may not reflect positively or adversely the Company's future financial performance. The Company's sales cycle is relatively long and variable. The Company's ability to increase revenue is dependent on its ability to grow sales activity which provides opportunities for consulting, training and subsequent maintenance revenues. Additionally the Company may not be able to recruit, hire, and train sufficient numbers of qualified consultants to perform such services.

     Due to the forgoing, it is likely that in one or more future quarters the Company's operating results will be below expectations of public securities market analysts. In such event, the price of the Company's Common Shares would likely be materially adversely affected.

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


ITEM 2:   DESCRIPTION OF PROPERTY

     In October 1996, the Company relocated its corporate office to 7901 Flying Cloud Drive in Eden Prairie, Minnesota, where it currently occupies 3,163 sq. ft. under a lease that expires on March 1, 2001. The Company has entered into a two-year lease that expires on August 31, 2000 for 10,262 sq. ft. of office space in Edina, Minnesota (approximately five miles from the present headquarters) and the Company intends to relocate its corporate office to this space in August 1998. Once the Company relocates to its new office space, the Company intends to negotiate a release from their Eden Prairie lease once the landlord locates a new tenant for the space. The Company also leases an office in Westborough, Massachusetts that expires on November 15, 1999 and has a lease for office space in Sarasota, Florida that expires on October 1, 2000, which it subleases at a rate approximating its lease obligation.


ITEM 3:   LEGAL PROCEEDINGS

     The Company is not currently a party to any material litigation proceedings.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended May 31, 1998.


PART II:


ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Common Shares are traded in the National Association of Securities Dealers OTC Bulletin Board (Symbol: GTSW). The following table sets forth the range of high and low bid quotations of the Common Shares for each quarterly period during the two fiscal years ended May 31, 1998 and May 31, 1997 as reported by NASD Bulletin Board. The quotations in the table and the succeeding paragraph represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown, or commissions, and may not necessarily represent actual transactions.


                                                               BID

     PERIOD                                            HIGH           LOW
                                                       ----           ---
FISCAL YEAR ENDING:
     May 31, 1998
     First Quarter                                   $3.3000        $1.0000
     Second Quarter                                  $1.9370        $1.1250
     Third Quarter                                   $1.6250        $0.9370
     Fourth Quarter                                  $3.7500        $0.9060

FISCAL YEAR ENDING:
     May 31, 1997
     First Quarter                                   $6.0000        $2.6220
     Second Quarter                                  $4.8750        $2.2500
     Third Quarter                                   $6.3750        $2.2500
     Fourth Quarter                                  $4.3125        $2.7000


     The closing bid sales price of the Common Shares on June 30, 1998 in the NASD OTC Bulletin Board (as reported by the NASD) was $2.125 per share.

HOLDERS

     The number of holders of record of the Common Shares at June 30, 1998 was approximately 400. Management of the Company is of the opinion that, based on copies of proxy statements and Annual Reports requested by brokers, banks, and other record holders for beneficial owners in connection with the last two meetings of shareholders, that approximately 2,000 registered shares are held for beneficial owners.

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

RECENT SALES OF UNREGISTERED SECURITIES

     In April and May 1998, the Company sold 458,250 shares of Common Shares at a price of $.80 per share, raising $364,600 in gross proceeds. The issuance and sale of the Common Shares in this offering were made in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, and
Section 4(2) of the Securities Act.

     On April 17, 1998, the Company sold a convertible promissory note in the principal amount of $3.2 million to L-R Global Partners, L.P. ("L-R Global"), an accredited investor. The note was convertible at any time into shares of Common Shares at a conversion price of the lesser of $.80 or 80% of the average closing bid price of the Common Shares for the five trading days preceding the conversion date. The note would have automatically converted into shares of Common Shares at the applicable conversion price upon the later of the filing of certain amendments to the Corporation's Certificate of Incorporation or July 16,1998, provided that certain covenants were not in default. On May 29, 1998, L-R Global elected to convert their note into 4,000,000 shares of Common Shares at a price of $.80 per share. The issuance and sale of the convertible note in this offering was made in reliance on Rule 506 of Regulation D, promulgated under the Securities Act, and Section 4(2) of the Securities Act.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Financial Statements and Notes thereto and the other financial information included elsewhere in the Form 10-KSB Annual Report. This Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The discussion below and under the heading "Risk Factors" sets forth certain factors the Company believes could cause actual results to differ materially from those contemplated by the forward looking statements. The Company undertakes no obligation to update the information contained in this Item 6.

     Fiscal 1998 showed improvements in certain areas, including the addition of seasoned management and sales staff and also product improvements with PurchaseSoft. The Company has moved forward with an increase in its installed customer base and referenceable sites. In May 1997, GT Purchase Pro Version 6.0 (renamed PurchaseSoft 2.0 in October 1997) was released, which provided additional major enhancements to the product, including additional modules and web capabilities.

FISCAL YEAR ENDED MAY 31, 1998 VS. 1997

REVENUES

     Total revenue, which includes product and service revenue for fiscal 1998 was $616,639 compared to $599,393 for fiscal 1997. Product revenue for fiscal 1998 was $383,877 compared to $368,915 for fiscal 1997. Service revenue for fiscal 1998 was $232,762 compared to $230,458 for fiscal 1997. Included in service revenue for fiscal 1998 were professional services of $153,672 compared to $54,587 for fiscal 1997, an increase of $99,085 or 181.5%. Also included in service revenues for fiscal 1998 were maintenance revenues of $79,090, compared to $175,871 for fiscal 1997, a decrease of $96,781 or 55.0%.

     The increase in professional services revenue is the result of the Company mandating that customers purchase training and implementation services to insure a successful installation. The decrease in maintenance revenues is the result of non-renewal of many of the DOS-based users, as this version of the software has required very little support, and these customers do not receive free upgrades as the DOS-based product is no longer being developed.

     Product revenues increased 4.1%, but were constrained due to limited financial resources during the bulk of fiscal 1998. Due to the Company's continued losses from operations and low sales volume, the Company has previously experienced difficulties in securing the funds necessary to support the negative cash flow from operations during fiscal 1998 and 1997 (see the section "Liquidity and Capital Resources" in this section for further comments). In addition, the Company believes that certain prospective customers may have deferred orders, or not placed orders, due to concerns with respect to the financial viability of the Company.

EXPENSES

     Cost of revenues for fiscal 1998 increased to $611,468 from $508,705 in fiscal 1997, an increase of $102,763 or 20.2%. The primary reason for this was the write-off of $119,000 of capitalized software due to impairment. As of May 31, 1998, the Company had written off all capitalized software costs.

     Selling expenses for fiscal 1998 were $635,039 compared to $584,984 in fiscal 1997, an increase of $50,055 or 8.6%. This increase was primarily due to an increase in sales personnel as the Company continues to expand its sales and marketing activities in connection with the improved PurchaseSoft product and attempts to reach new customers.

     General and administrative expenses for fiscal 1998 were $1,670,549 compared to $1,321,842 in fiscal 1997, an increase of $348,707 or 26.4%. This increase was due primarily to an increase in salaries and related payroll expenses for administrative management as the Company works to build a stable and qualified management team and administrative support group.

     Fiscal 1998 reflects interest income of $11,200 compared with interest expense of $7,042 for fiscal 1997. Interest income in fiscal 1998 resulted from the interest earned on the proceeds of the Company's private placement on April 17, 1998.

NET INCOME

     For fiscal 1998, the Company reported a net loss of $2,289,217 (or $.79 per share) as compared with a net loss of $1,823,200 ($1.14 per share) for fiscal 1997. The fiscal 1998 loss increased over the fiscal 1997 loss due to the write-off of the remaining capitalized software balance, the Company's increased sales and marketing efforts and the Company's continued investment in building its management and support infrastructure. The decrease in the loss per share resulted from an increase in the average outstanding shares of 1,596,510 for fiscal 1997 to 2,885,760 for fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1998, the Company raised gross proceeds of $4,274,989 from the issuance of Common Shares in Private Placements in October 1997, March 1998 and April 1998 and from the issuance of convertible Notes Payable in December 1997, March 1998 and April 1998, which have all been converted into Common Shares. The Company incurred $103,190 in expenses in connection with these capital raising efforts. All such proceeds were used to fund product development, sales, and the Company's general operating expenses.

     The Company had working capital of $2,324,267 as of May 31, 1998 as compared with a working capital deficit of $2,181,387 as of May 31, 1997, an increase of $4,505,654. The primary reason for this increase in working capital was the cash proceeds from the sale of Common Shares and the issuance of the convertible Notes Payable and the conversion of the Notes Payable to Common Stock, all of which were used to fund operations for fiscal 1998.

     The Company made $13,691 in capital expenditures during fiscal 1998 as compared with $24,567 in fiscal 1997. The Company had no significant commitments as of May 31, 1998 for capital expenditures.

     The Company believes that its existing capital resources, interest income, and revenue from software sales and services will be sufficient to fund its planned operating expenses and capital requirements through the end of fiscal 1999. However, there can be no assurance that such funds will be sufficient to meet the Company's operating expenses and capital requirements during such period. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the results of the Company's software development efforts, the level of resources the Company commits to marketing and sales efforts, the ability of the Company to maintain existing and develop new customers, and activities of competitors and other factors.

YEAR 2000 ISSUES

     The Company has and will continue to evaluate year 2000 issues and their potential impact on its information systems and computer technologies. All evaluation costs will be expensed as incurred. Year 2000 issues are not expected to have a significant impact on the Company's ongoing results of operations, however, there can be no assurance that the Company will not suffer adverse effects from the failure of any of its vendors, suppliers or partners to be year 2000 compliant.


ITEM 7:   FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS



                                                                           PAGE

Report of PricewaterhouseCoopers LLP                                       F-2

Balance Sheets at May 31, 1998 and 1997                                    F-3

Statements of Operations For the Years Ended May 31, 1998 and 1997         F-4

Statements of Stockholders' Equity (Deficit) for the Years Ended
 May 31, 1998 and 1997                                                     F-5

Statements of Cash Flows for the Years Ended May 31, 1998 and 1997         F-6

Notes to Financial Statements                                              F-7


ITEM 8:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

CHANGE IN INDEPENDENT ACCOUNTANTS

     On May 15, 1997, the Board of Directors of the Company authorized the Company to engage Price Waterhouse LLP ("PW") rather than KPMG Peat Marwick LLP ("KPMG") as the Company's independent public accountants for the fiscal year ending May 31, 1997, subject to the Chief Financial Officer of the Company confirming acceptance by PW of such appointment and notifying KPMG. On May 15, 1997, the Company advised KPMG and PW of its decision. On May 15, 1997, PW advised the Company that it accepted the appointment, and the Company officially engaged PW as its independent public accountants for the fiscal year ending
May 31, 1997.

     KPMG served as the Company's independent public accountants and auditors since November 21, 1994. KPMG was dismissed by the Board of Directors as of May 15, 1997. The Company's decision to employ PW rather than KPMG was the result of the Company's decision to move its executive offices to Eden Prairie, Minnesota, upon the hiring of Mr. Mooney as Chief Executive Officer, and the fact that the Company wanted to utilize the services locally of a large independent public accounting firm which had particular expertise in the software industry.

     In fiscal 1996, KPMG in its report noted that, although the financial statements had been prepared assuming that the Company will continue as a going concern, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Such firm also stated that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     Neither the Company, nor any person acting on its behalf, prior to the engagement of PW, consulted PW regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements.


PART III:

Certain information required by Part III is omitted from this report because the Company will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.


ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information concerning the Company's executive officers required by this item is included in the section in Part I hereof entitled "Employees." The information concerning the Company's directors, promoters and control persons required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Election of Directors." Information concerning the Company's officers, directors, and 10% shareholders compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the Company's Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 10:   EXECUTIVE COMPENSATION

     The information required with respect to this item may be found in the section captioned, "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to Shareholders in connection with the Annual Meeting of Shareholders to be held on September 17, 1998. Such information is incorporated herein by reference.

ITEM 11:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required with respect to this item may be found in the section captioned, "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to Shareholders in connection with the Annual Meeting of Shareholders to be held on September 17, 1998. Such information is incorporated herein by reference.


ITEM 12:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The information required with respect to this item may be found in the section captioned, "Certain Relationships and Related Transactions" appearing in the definitive Proxy Statement to be delivered to Shareholders in connection with the Annual Meeting of Shareholders to be held on September 17, 1998. Such information is incorporated herein by reference.


ITEM 13:   EXHIBITS, LIST AND REPORTS ON FORM 8-K

EXHIBITS

     The following exhibits which are designated with a footnote reference are incorporated by reference to a prior registration statement declared effective under the Securities Act or a periodic report file pursuant to Section 13 of the Exchange Act. Exhibits which are designated with an asterisk are filed with this Report.


Number         Exhibit

3.1    Certificate of Incorporation of the Company.  (1)

3.2    Amendment to Certificate of Incorporation of the Company as filed in the
       State of New York on August 18, 1983.  (1)

3.3    Amendment to Certificate of Incorporation of the Company as filed in the
       State of New York on January 26, 1988.  (2)

3.4    Amendment to Certificate of Incorporation of the Company as filed in the
       State of New York on December 23, 1993.  (6)

3.5    Amendment to Certificate of Incorporation of the Company as filed in the
       State of New York on April 28, 1994.  (6)

3.6    Amendment to Certificate of Incorporation of the Company as filed in the
       State of New York on June 22, 1997.  (8)

3.7    By-laws of the Company.  (3)

4.1    Specimen Certificate for Shares of Common Stock

4.2    Warrant expiring January 31, 1999 issued by the Company to Wm. Smith &
       Co.

4.3    Form of Warrant issued to Wm. Smith Securities & Gilmore & Co.  (5)


4.4    Form of Warrant issued to TIS Acquisitions and Management Group, Inc.,
       The Travelers Indemnity Company, and Mark Cahill, dated October 25,
       1996.  (8)

4.5    Form of Warrant issued to Wm. Smith Securities, Inc., dated October 25,
       1996.  (8)

4.6    Form of Warrant issued to Wm. Smith Securities, Inc., dated October 25,
       1996.  (8)

10.1   The Company's Stock Option Plan of 1987.  (4)

10.2   The Company's Stock Option Plan of 1994.  (6)

10.3   The Company's 1997 Stock Option Plan.  (8)

10.4   Employment Agreement dated April 1, 1998 between the Company and Jeffrey
       B. Pinkerton.  (9)

10.5   Agreement dated September 23, 1993 between Focus Capital Corp. and the
       Company.  (6)

10.6   Registration Rights Agreement dated as of December 25, 1995 among the
       Company and certain of its Shareholders.  (5)

10.7   Registration Rights Agreement dated as of April 23, 199_ among the
       Company and certain of its Shareholders.  (5)

10.8   Lease between the Company and Fruitville-Tuttle, Ltd.  (7)

10.9   Employment Agreement dated February 2, 1998 between the Company and
       Joseph D. Mooney.  (9)

10.10  Lease between the Company and The Protective Group.  *

10.11  Lease between the Company and Racotek, Inc.  *

10.12 Registration Rights Agreement dated October 25, 1996 between the Company and certain of its Shareholders. (8)

FOOTNOTES:

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-18, File No. 2-86249-NY.

(2) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992.

(3) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1993.

(4) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

(5) Incorporated herein by reference to the Company's Registration Statement on Form S-1, File No. 333-45475.

(6) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1994.

(7) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1996.

(8) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997.

(9) Incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB/A for the quarter ended February 28, 1998.


Reports on Form 8-K

1. On April 17, 1998, the Company filed a report on Form 8-K announcing it had raised $3.2 million through a private offering of convertible debt.

2. On May 4, 1998, the Company filed an Item 1, Change in Control report on Form 8-K announcing that on April 17, 1998, the Company consummated a private offering of a convertible promissory note in the principal amount of $3.2 million to an accredited investor

3. On May 18, 1998, the Company filed a report on Form 8-K announcing the completion of its $4.2 million private placement, of which $3.2 million was provided by L-R Global Partners, L.P. in the form of a convertible promissory note.

4. On May 29, 1998, the Company filed a report on Form 8-K announcing that L-R Global Partners, L.P. had elected to convert the entire amount of its convertible promissory note.






SIGNATURES


       In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto to be duly authorized.

                                 Greentree Software, Inc.
                                 (Registrant)
Date:   July 24, 1998

                                 /s/ Joseph D. Mooney


                                 ____________________________________
                                 Joseph D. Mooney
                                 Chairman, Chief Executive Officer, & Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on July 24, 1998.

Signature                                      Title
---------                                      -----

/s/ Joseph D. Mooney                    Chairman, Chief Executive Officer
                                        and Director

_________________________________
Joseph D. Mooney




/s/ Philip D. Wolf                      Chief Financial Officer and Secretary


_________________________________
Philip D. Wolf




/s/ Jeffrey B. Pinkerton                President and Director


_________________________________
Jeffrey B. Pinkerton




/s/ Brad I. Markowitz                   Director


_________________________________
Brad I. Markowitz


/s/ J. Murray Logan                     Director


_________________________________
J. Murray Logan




/s/ Don LaGuardia                       Director


_________________________________
Don LaGuardia

                                Greentree Software, Inc.
                           Index to Financial Statements







Description                                                           Page
--------------------------------------------------------------------------

Report of PricewaterhouseCoopers LLP                                  F-2

Balance Sheets as of May 31, 1998 and 1997                            F-3

Statements of Operations for the years ended May 31, 1998 and 1997    F-4

Statements of Stockholders' Equity (Deficit) for the years
  ended May 31, 1998 and 1997                                         F-5

Statements of Cash Flows for the years ended May 31, 1998 and 1997    F-6

Notes to Financial Statements                                         F-7

                          REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
   and Stockholders of
   Greentree Software, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Greentree Software, Inc. at May 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/S/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
July 1, 1998

                               GREENTREE SOFTWARE, INC
                                    BALANCE SHEETS
                                MAY 31, 1998 AND 1997




                                                              1998                1997
                                                         -------------        ------------
Assets

Current Assets:
     Cash and cash equivalents                           $  2,918,548        $    245,649
     Accounts receivable, net                                 103,145             164,556
     Prepaid expenses and other current assets                  5,045              30,204
                                                         ------------        ------------
Total Current Assets                                        3,026,738             440,409
                                                         ------------        ------------

Property and Equipment, net                                    46,067              54,554
                                                         ------------        ------------

Other Assets:
     Customer list                                                  -              29,345
     Capitalized software development costs                         -             526,372
     Security deposits                                          9,124               9,124
     Debt issue costs                                               -              76,261
                                                         ------------        ------------
Total Other Assets                                              9,124             641,102
                                                         ------------        ------------

Total Assets                                             $  3,081,929        $  1,136,065
                                                         ------------        ------------
                                                         ------------        ------------


Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
     Accounts payable                                    $    219,092        $    348,148
     Convertible notes payable                                      -           2,049,566
     Accrued expenses                                         389,781             146,214
     Deferred revenues                                         93,598              77,868
                                                         ------------        ------------
Total Current Liabilities                                     702,471           2,621,796
                                                         ------------        ------------

Commitments and Contingencies (Note 5)

Stockholders' Equity (Deficit)
     Common stock, $.01 par value, 15,000,000
     shares authorized, 8,029,761 and 1,610,610
     shares issued and outstanding, respectively               80,298              16,106
     Additional paid-in-capital                            19,321,482          13,231,268
     Accumulated deficit                                  (16,933,290)        (14,644,073)
                                                         ------------        ------------
                                                            2,468,490          (1,396,699)
Less treasury stock (4,780 shares) at cost                    (89,032)            (89,032)
                                                         ------------        ------------
Total Stockholders' Equity (Deficit)                        2,379,458          (1,485,731)
                                                         ------------        ------------

Total Liabilities and Stockholders' Equity (Deficit)     $  3,081,929        $  1,136,065
                                                         ------------        ------------
                                                         ------------        ------------



                   See accompanying notes to financial statements.
                                         F-3

                               GREENTREE SOFTWARE, INC
                               STATEMENTS OF OPERATIONS
                          YEARS ENDED MAY 31, 1998 AND 1997




                                                             1998                1997
                                                         ------------        ------------
Net revenues:

     Product                                             $    383,877        $    368,915
     Services                                                 232,762             230,458
                                                         ------------        ------------
Total net revenues                                            616,639             599,373
                                                         ------------        ------------

Costs and expenses:
     Cost of revenues                                         611,468             508,705
     Selling expenses                                         635,039             584,984
     General and administrative                             1,670,549           1,321,842
                                                         ------------        ------------
Total costs and expenses                                    2,917,056           2,415,531
                                                         ------------        ------------

Operating loss                                             (2,300,417)         (1,816,158)

Interest income (expense), net                                 11,200              (7,042)
                                                         ------------        ------------

Net loss                                                 $ (2,289,217)       $ (1,823,200)
                                                         ------------        ------------
                                                         ------------        ------------

Net loss per common share                                $      (0.79)       $      (1.14)
     (Basic and diluted)                                 ------------        ------------
                                                         ------------        ------------

Weighted average shares outstanding                         2,885,760           1,596,510
                                                         ------------        ------------
                                                         ------------        ------------


                   See accompanying notes to financial statements.
                                         F-4

                              GREENTREE SOFTWARE, INC
                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                         YEARS ENDED MAY 31, 1998 AND 1997



                                                 Common Stock                                                         Total
                                         ------------------------     Additional      Accumulated     Treasury     Stockholders'
                                           Shares          Amount  Paid-in-Capiltal     Deficit        Stock          Equity
                                         ---------        -------  ----------------  ------------     --------     -------------
Balance, May 31, 1996                    1,583,944        $15,839    $13,198,158     $(12,820,873)    $(89,032)    $  304,092
Sale of common stock, net                   26,666            267         33,110                -            -         33,377
Net loss                                         -              -              -       (1,823,200)           -     (1,823,200)
                                         ---------        -------    -----------     ------------     --------     ----------
Balance, May 31, 1997                    1,610,610         16,106     13,231,268      (14,644,073)     (89,032)    (1,485,731)


Convertible notes converted
 to common stock                         5,060,253         50,603      5,172,457                -            -      5,223,060
Sale of common stock                     1,358,898         13,589        986,400                -            -        999,989
Warrants issued for services                     -              -         34,547                -            -         34,547
Capital raising expenses                         -              -       (103,190)               -            -       (103,190)
Net loss                                         -              -              -       (2,289,217)           -     (2,289,217)
                                         ---------        -------    -----------     ------------     --------     ----------
Balance, May 31, 1998                    8,029,761        $80,298    $19,321,482     $(16,933,290)    $(89,032)    $2,379,458
                                         ---------        -------    -----------     ------------     --------     ----------
                                         ---------        -------    -----------     ------------     --------     ----------


                   See accompanying notes to financial statements.

                               GREENTREE SOFTWARE, INC
                               STATEMENTS OF CASH FLOWS
                          YEARS ENDED MAY 31, 1998 AND 1997





                                                                                   1998           1997
                                                                               ------------   ------------
Cash flows from operating activities:
   Net loss                                                                    $(2,289,217)   $(1,823,200)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                                 51,524        139,228
      Amortization of deferred software costs                                      601,733        470,513
   Changes in operating assets and liabilities:
      Accounts receivable                                                           61,412        (51,807)
      Prepaid expenses and other                                                    29,913       (111,308)
      Accounts payable and accrued expenses                                        149,057       (383,725)
      Deferred revenue                                                              15,730        (73,584)
                                                                               -----------    -----------
   Net cash used in operating activities                                        (1,379,848)    (1,833,883)
                                                                               -----------    -----------

   Cash flows from investing activities:
      Additions to property and equipment                                          (13,691)       (24,567)
      Additions to capitalized software development costs                          (75,361)      (228,369)
                                                                               -----------    -----------
   Net cash used in investing activities                                           (89,052)      (252,936)
                                                                               -----------    -----------

   Cash flows from financing activities:
      Net proceeds from sale of common stock                                     4,171,799         33,377
      Net proceeds from issuance of convertible notes                                    -      2,049,566
      Repayment of note payable                                                    (30,000)             -
                                                                               -----------    -----------
   Net cash provided by financing activities                                     4,141,799      2,082,943
                                                                               -----------    -----------

   Net increases (decrease) in cash and cash equivalents                         2,672,899         (3,876)
   Cash and cash equivalents, beginning of year                                    245,649        249,525
                                                                               -----------    -----------
   Cash and cash equivalents, end of year                                      $ 2,918,548    $   245,649
                                                                               -----------    -----------
                                                                               -----------    -----------



   Supplemental disclosure of cash flow information:
      Cash paid for interest                                                   $     1,879    $     8,282
                                                                               -----------    -----------
                                                                               -----------    -----------

   Supplemental disclosure of non-cash transaction:
      Conversion of convertible notes payable
            issued in fiscal 1997                                              $ 2,049,566    $         -
                                                                               -----------    -----------
                                                                               -----------    -----------


                   See accompanying notes to financial statements.
                                         F-6

                              Greentree Software, Inc.
                           Notes to Financial Statements
                               May 31, 1998 and 1997


NOTE 1-GENERAL INFORMATION

     Greentree Software, Inc. (the "Company" or "Greentree") was incorporated in New York in June 1977 and began operations as a management consulting firm specializing in the area of purchasing and materials management. In 1985, the Company introduced its first software product for purchasing and materials management, Computer Aided Purchasing-Registered Trademark- ("CAP1") for use on IBM compatible personal computers. Since 1991, all of the Company's revenues have been derived from the sale and maintenance of software products.

     The Company released its first Microsoft Windows and client/server based purchasing and materials management software system (GT Purchase PRO) in May 1994. In March 1996, the Company released its GT Purchase PRO version 5.0. In May 1997, GT Purchase PRO version 6.0 was released, which provided additional major enhancements to the product. In a press release dated October 4, 1997, the Company announced that the product name was being changed from GT Purchase Pro to PurchaseSoft 2.0. The Company believes this name more accurately describes the new enterprise scope of their software solution.

     PurchaseSoft is a full life-cycle suite of software for improving the performance of Purchasing, Requisitioning and Materials Management in the growing market of MRO (maintenance, repair and operating) Resource Management.


NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     (a)  Use of Estimates

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


     (b)  Revenue Recognition and Accounts Receivable

     The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 91-1, "Software Revenue Recognition." The Company recognizes software license revenue at the time products are shipped provided that no significant Company obligations remain outstanding and collection of the resulting receivable is deemed probable by management. Insignificant obligations remaining at the time of shipment are accrued. Revenues related to software licenses for which there are significant remaining performance obligations are deferred and recognized once such obligations are fulfilled.

     Service revenues are comprised of revenues derived from software maintenance agreements and professional services. Maintenance fees are recorded as deferred revenue and recognized ratably over the maintenance period, which is usually twelve months. Professional service revenue is recognized as the services are performed.

     Accounts receivable is presented net of an allowance for uncollectible accounts of $30,000 and $57,096 at May 31, 1998 and 1997, respectively. Bad debt expense is recorded in general and administrative expenses.


     (c)  Software Development Costs

     The Company is engaged in research and development activities in the area of computer software. In accordance with generally accepted accounting principles, costs incurred prior to determination of technological feasibility are considered research and development and expensed as incurred. Once technological feasibility has been established, development costs are capitalized and amortized over the shorter of an economic life of one to three years or the proportion of current period product revenues to total expected product revenues. Amortization charged to cost of revenues amounted to $601,733 and $470,513 during the fiscal years ended May 31, 1998 and 1997, respectively.


     (d)  Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operations over the estimated useful lives of the related assets, generally 5 to 7 years, using the straight-line method. Depreciation expense, was $22,178 and $90,013 for the years ended May 31, 1998 and 1997, respectively.


     (e)  Customer List

     The Company acquired a customer list of one of its resellers for $80,000 in 1994 and amortized these costs over the last four years. Amortization expense related to this intangible asset was $29,345 and $15,996 for the fiscal years ended May 31, 1998 and 1997, respectively.


     (f)  Cash and Cash Equivalents

     The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for financial statement purposes.


     (g)  Income Taxes

     The Company accounts for income taxes using the liability method in accordance with the provisions of the Statement of Financial Accounting Standard
(SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

     (h)  Loss Per Common Share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". SFAS No. 128 applies to entities with publicly held common stock and is effective for financial statements issued for periods ending after December 15, 1997. Under SFAS No. 128 the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Due to the Company's continued net losses there has been no impact from unexercised stock options and warrants on diluted net loss per share as the effect would be anti-dilutive. Earnings per share amounts for all periods have been presented or restated to conform with the provisions of SFAS No. 128.

     (i)  Recently Issued Accounting Standard

     The American Institute of Certified Public Accountants' has approved a new Statement of Position, SOP 97-2, which will supersede Statement of Position 91-1, "Software Revenue Recognition." Management has assessed this new statement and believes that its adoption beginning June 1, 1998 will not have a material effect on the timing of the Company's revenue recognition or cause significant changes to its revenue recognition policies.

NOTE 3-PROPERTY AND EQUIPMENT

At May 31, 1998 and 1997, property and equipment balances consisted of the following:


                                                 1998          1997
                                                 ----          ----
Property and equipment, at cost               $ 519,475     $ 505,784
Less accumulated depreciation                 (473,408)     (451,230)
                                              ---------     ---------
  Net property and equipment                  $  46,067     $  54,554
                                              ---------     ---------
                                              ---------     ---------


NOTE 4 - INCOME TAXES

     The Company has available net operating loss carry forwards (NOL's) for Federal income tax purposes of approximately $5,000,000 at May 31, 1998. The NOL's expire at various times from 1999 through 2012.

          No future tax benefit for the Company's NOL's and other cumulative temporary differences has been recognized since utilization of the benefit is not determinable. The tax effects of NOL's and other cumulative temporary differences that give rise to the Company's deferred tax asset are presented below as of May 31, 1998 and 1997:


                                                      1998           1997
                                                      ----           ----
Deferred tax assets:
Net operating loss carryforwards                  $1,914,000       $858,000
Other, net                                            58,000              -
                                                 -----------    -----------
Total gross deferred tax assets                    1,972,000        858,000
Less valuation allowance                         (1,972,000)      (858,000)
                                                 -----------    -----------
Net deferred tax asset                           $        0     $         0
                                                 -----------    -----------
                                                 -----------    -----------


NOTE 5-COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The Company leases office space in several locations under non-cancelable operating leases, which expire on various dates through March 2001. Rent expense amounted to $80,245 and $57,922 for the fiscal years ended May 31, 1998 and 1997, respectively.

     Future minimum lease payments under the noncancelable operating leases as of May 31, 1998 are as follows:


     Years
     Ending                             Committed
     May 31           Commitment        Sublease                 Net
     ------           ----------        ---------                ---

     1999             $128,864           $(46,613)             $82,251
     2000              116,007            (15,538)             100,469
     2001               59,425                   0              59,425
                      --------          ----------             -------

     Total            $304,296           $(62,151)            $242,145
                      --------          ----------             -------
                      --------          ----------             -------


    Contingencies

     The Company is involved in various contingent matters in the normal course of business. Management is of the opinion that the outcome of such matters will not have a significant adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 6-STOCKHOLDERS' EQUITY

     Private Placements

     During the fiscal year ended May 31, 1998 and 1997, the following equity and convertible debt placements occurred:

     FISCAL YEAR ENDED MAY 31, 1998

     During the period from October 1997 through December 1997, the Company sold an aggregate of 567,315 shares of its common stock at a price of $.68 per share in a private placement offering. Gross proceeds realized by the Company were $385,389.

     On March 26, 1998, the Company sold an aggregate of 333,333 shares of its common stock at a price of $.75 per share. Gross proceeds realized by the Company were $250,000. In addition, a warrant to purchase 125,000 shares of common stock was issued with an exercise price of $1.50 per share. The exercise price was subsequently reduced to $1.14 per share due to an anti-dilution clause in the warrant agreement. The warrants can be called by the Company if the bid price of the common stock trades at or above $2.00 per share for ten trading days. On June 15, 1998, the Company called these warrants and the holder has exercised the warrant by remitting to the Company the sum of $142,500 to purchase 125,000 shares of common stock.

     During April and May 1998, the Company sold an aggregate of 458,250 shares of its common stock at a price of $.80 per share. Gross proceeds realized by the Company were $364,600.

     On December 19, 1997, the Company issued a convertible note in the original principal amount of $50,000. This convertible note was converted in May 1998 into 72,727 shares of common stock at an exchange price of $.69 per share.

     On March 11, 1997, the Company issued a convertible note in the original principal amount of $25,000. This convertible note was converted in May 1998 into 33,333 shares of common stock at an exchange price of $.75 per share. In addition, a warrant to purchase 3,333 shares of common stock was issued with an exercise price of $1.50 per share.

     On April 17, 1998, the Company issued a convertible note in the original principal amount of $3,200,000. This convertible note was converted in May 1998 into 4,000,000 shares of common stock at an exchange price of $.80 per share.

     The Company incurred $103,190 in expenses associated with raising this capital during the fiscal year ended May 31, 1998.


     FISCAL YEAR ENDED MAY 31, 1997

     During October and December 1996 (October Private Placement) the Company sold an aggregate of 26,666 shares of its common stock at a price of $1.50 per share in a private placement offering. Net proceeds realized by the Company were $33,377.

     During October 1996, The Company issued a Convertible Term Promissory Note in the original principal amount of $750,000. The note automatically converted to 500,000 shares of the Company's common stock upon the Amendment to the Company's Articles of Incorporation effecting a one-for-six reverse stock split of the issued and outstanding common shares. The Amendment became effective and the conversion took place in July 1997.

     During March and April 1997, (February 1997 Private Placement), The Company issued Convertible Term Promissory Notes in the aggregate principal amounts of $1,299,566. The notes automatically converted to 457,322 shares of the Company's common stock upon the Amendment to the Company's Articles of Incorporation effecting a one-for-six reverse stock split. The Amendment became effective and the conversion took place in July 1997.

     STOCK OPTIONS

     The Company maintains three Stock Option Plans, the 1997 Stock Option Plan, the 1994 Stock Option Plan and the 1987 Stock Option Plan, under which stock options can be granted to consultants, key employees, directors and officers of the Company. Generally, options granted vest over a period of up to two years and expire five to ten years from the date of grant. Options cancelled under the 1997 plan can be re-granted. As of May 31, 1998, there are 637,954 options under the 1997 Stock Option Plan, which are available for future grant.

    The following summary of outstanding options and shares reserved under the plan is as follows:

                                                                                                  Weighted
                                                                                                  Average
                                      1987 Plan      1994 Plan      1997 Plan        Total    Exercise Price
                                      ---------      ---------      ---------      --------   --------------

Outstanding at May 31, 1996            18,167         86,250              -        104,417        $ 16.32
     Grants                                 -         33,333              -         33,333           2.16
     Exercise                               -              -              -              -              -
     Cancelled                           (625)       (41,667)             -        (42,292)        (17.04)
                                      -------        -------                       -------        -------

Outstanding at May 31, 1997            17,542         77,916              -         95,458          11.02
     Grants                                 -              -        868,544        868,544           1.08
     Exercise                               -              -              -              -              -
     Cancelled                         (9,209)       (32,083)        (6,498)       (47,790)        (14.65)
                                      -------        -------        -------        -------        -------

Outstanding at May 31, 1998             8,333         45,833        862,046        916,212        $  1.42
                                      -------        -------        -------        -------        -------
                                      -------        -------        -------        -------        -------



As of May 31, 1998 options outstanding covering 883,160 shares were exercisable at prices ranging from $.94 to $16.80 per share.


                                      Number           Average      Weighted
     Range of                       Outstanding       Remaining     Average
 Exercise Prices                    May 31,1998         Life     Exercise Price
----------------                   ------------    ------------  --------------
$  .94  -  1.50                       859,156            5.4          $1.07
$ 1.51  -  3.00                        36,223            3.8           2.23
$ 7.20  - 11.52                         8,333            1.7          10.44
$16.80                                 12,500            1.7          16.80
----------------                   ------------    ------------  --------------
$  .94  - 16.80                       916,212            5.2          $1.42
----------------                   ------------    ------------  --------------
----------------                   ------------    ------------  --------------


     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock options. For purposes of the pro forma disclosures below, the estimated fair value of options has been calculated and is expensed over the options' vesting period. Pro forma compensation cost for the Company's stock plans for awards granted in 1997 was immaterial. Had compensation cost for the Company's stock options been recognized based on the fair value at the date of grant for awards during 1998 consistent with the provisions of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:


                                                                 1998
                                                                 ----
Net loss - as reported                                      $(2,289,217)
Net loss - pro forma                                        $(2,996,681)

Net loss per share - basic and diluted, as reported         $     (0.79)
Net loss per share - basic and diluted, pro forma           $     (1.04)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1998: dividend yield of 0%; risk-free interest rate of 6.2%; expected volatility of 103%; and expected lives of 5 years. The weighted-average fair value of options granted during fiscal 1998 using the Black-Scholes option-pricing model was $0.84.

     Warrants to Purchase Common Stock

     At May 31, 1998, the Company had a total of 728,987 outstanding warrants for the purchase of the Company's common stock. Exercise prices range from $1.11 to $2.66 per share, with the price of certain warrants subject to adjustment for anti-dilution provisions. Warrants expire at various times from January 1999 through October 2001. These warrants have a weighted-average exercise price of $1.29, which would result in an aggregate exercise value of $936,801. Using the fair value method prescribed in SFAS No. 123, the fair value of warrants issued in fiscal 1998 and 1997 was immaterial.

     Stock Split

     In July 1997, the Company effected a one-for-six reverse stock split. All applicable share and per share amounts contained in the financial statements and notes thereto reflect the retroactive application of such reverse stock split for all periods presented.


NOTE 7-RELATED PARTY TRANSACTIONS

     There were no related party transactions during the fiscal years ended May 31, 1998 and 1997 other than deferred compensation awarded, compensation costs paid and stock options granted to officers of the Company. Such individuals also own shares of the Company's common stock.


NOTE 8-SIGNIFICANT CUSTOMERS

     During the fiscal year ended May 31, 1998, two customers accounted for approximately $199,000 (32%) of total revenues. No single customer accounted for 10% or more of total revenues for the fiscal year ended May 31, 1997.


NOTE 9-EXPORT SALES

     During the fiscal year ended May 31, 1998, Export sales to customers in Canada accounted for approximately $175,000 (28%) of total revenues. Export sales were less than 10% of total revenues for the fiscal year ended May 31, 1997.