Form 10QSB
period 1998-08-31
GREENTREE SOFTWARE INC
filed 1998-10-15
CIK 727063

--------------------------------------------------------------------------------

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                                    FORM 10-QSB

  (Mark One)

     /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended August 31,1998

     / /  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from _________ to __________

Commission File Number 0-11791

                              GREENTREE SOFTWARE, INC.
                              ------------------------
            (Name of Small Business Issuer as Specified in Its Charter)

          NEW YORK                              13-2897997
---------------------------------            ---------------------------
  (State or Other Jurisdiction               (I.R.S.Employer Identification No.)
of Incorporation or Organization)

                                   7301 OHMS LANE
                                     SUITE 220
                                  EDINA, MN  55439
                             -------------------------
                      (Address of Principal Executive Offices)

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

                    Yes   /X/                     No   / /

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                        Outstanding at October 14, 1998
----------------------------------           -------------------------------
     COMMON SHARES, PAR VALUE                        8,154,761 SHARES
         $0.01 PER SHARE

--------------------------------------------------------------------------------

                              GREENTREE SOFTWARE, INC.

                                       INDEX


  ITEM                                                                     PAGE
NUMBER                                                                    NUMBER
------                                                                    ------
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements

               Balance Sheets as of August 31, 1998 and May 31, 1998.......    3

               Statements of Operations for the three months ended
               August 31, 1998 and August 31, 1997 ........................    4

               Statements of Cash Flows for the three months ended
               August 31, 1998 and August 31, 1997.........................    5

               Notes to the Financial Statements...........................    6

   Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................... 9-12


PART II.    OTHER INFORMATION

   Item 2.  Changes in Securities..........................................   13

   Item 4.  Submission of Matters to a Vote of Security Holders............   13

   Item 6.  Exhibits and Reports on Form 8-K...............................   14

   Signatures   ...........................................................   15


PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

          Company for which report is filed: Greentree Software, Inc. (the "Company")

                              GREENTREE SOFTWARE, INC.
                                   BALANCE SHEETS

                                                      August 31,      May 31,
                                                          1998         1998
                                                          ----         ----
                                                       (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents                           $ 2,009,002  $ 2,918,548
  Accounts receivable, net                                169,356      103,145
  Prepaid expenses and other current assets                78,420        5,045
                                                      -----------  -----------
Total Current Assets                                    2,256,778    3,026,738
                                                      -----------  -----------

Property and equipment, net                               243,829       46,067
                                                      -----------  -----------

Other Assets:
  Security deposits                                        39,234        9,124
                                                      -----------  -----------
Total Other Assets                                         39,234        9,124
                                                      -----------  -----------

Total Assets                                          $ 2,539,841  $ 3,081,929
                                                      -----------  -----------
                                                      -----------  -----------

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                    $   244,587  $   219,092
  Current obligations under capital lease                  29,730           --
  Accrued expenses                                        352,998      389,781
  Deferred revenues                                       105,554       93,598
                                                      -----------  -----------
Total Current Liabilities                                 732,869      702,471
                                                      -----------  -----------

Noncurrent obligation under capital lease                  29,588           --
                                                      -----------  -----------

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.01 par value, 15,000,000
shares authorized, 8,029,761 shares issued
and outstanding                                            80,298       80,298
Additional paid-in capital                             19,463,982   19,321,482
Accumulated deficit                                   (17,677,864) (16,933,290)
                                                      -----------  -----------
                                                        1,866,416    2,468,490
Less treasury stock (4,780 shares) at cost                (89,032)     (89,032)
                                                      -----------  -----------

Total Stockholders' Equity                              1,777,384    2,379,458
                                                      -----------  -----------

Total Liabilities and Stockholders'
  Equity                                              $ 2,539,841  $ 3,081,929
                                                      -----------  -----------
                                                      -----------  -----------

                   See accompanying notes to financial statements

                              GREENTREE SOFTWARE, INC.
                              STATEMENT OF OPERATIONS
                                    (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED
                                                 -----------------------------
                                                   August 31,      August 31,
                                                     1998           1997
                                                    -------        --------
Net revenues:
  Product                                         $   66,250   $     88,775
  Services                                            93,429         36,267
                                                  ----------   ------------
Total net revenues                                   159,679        125,042
                                                  ----------   ------------

Costs and expenses:
  Cost of revenues                                    32,782        138,144
  Selling expenses                                   330,209        143,348
  General and administrative                         443,987        355,819
  Research and development                           128,173         27,325
                                                  ----------   ------------
Total costs and expenses                             935,151        664,636
                                                  ----------   ------------
Operating loss                                      (775,472)      (539,594)

Interest income (expense), net                        30,898         (4,410)
                                                  ----------   ------------

Net loss                                          $ (744,574)  $   (544,004)
                                                  ----------   ------------
                                                  ----------   ------------


Net loss per common share                         $    (0.09)  $      (0.21)
   (Basic and diluted)                            ----------   ------------
                                                  ----------   ------------



Weighted average shares outstanding                8,029,761      2,564,803
                                                  ----------   ------------
                                                  ----------   ------------






                   See accompanying notes to financial statements

                              GREENTREE SOFTWARE, INC.
                              STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                     FOR THE THREE MONTHS ENDED
                                                   ----------------------------
                                                     August 31,    August 31,
                                                         1998          1997
                                                        ------       --------
Cash Flow From Operating Activities:
  Net loss                                         $  (744,574)   $ (544,004)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                       12,047        10,816
    Amortization of deferred software costs                 --       124,145
    Decrease (increase) in accounts receivable         (71,237)       23,086
    Decrease (increase) in prepaid expenses            (68,349)        2,569
    Increase in accounts payable                        25,495       120,573
    Increase (decrease) in accrued expenses            (36,783)       71,854
    Increase in deferred income                         11,956        20,768
                                                    ----------    ----------
Cash Used in Operating Activities                     (871,445)     (170,193)
                                                    ----------    ----------

Cash Flow From Investing Activities:
  Additions to property and equipment                 (148,276)           --
  Additions to security deposits                       (30,110)           --
  Additions to capitalized software
    development costs                                       --       (44,107)
                                                    ----------    ----------
Cash Provided (Used) in Investing Activities          (178,386)      (44,107)
                                                    ----------    ----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrant                    142,500            --
  Payment on capital lease                              (2,215)           --
  Payment on note payable                                   --       (30,000)
                                                    ----------    ----------
Cash (Used) Provided by Financing Activities           140,285       (30,000)
                                                    ----------    ----------

Increase (decrease) in Cash                           (909,546)     (244,300)
Cash balance - beginning                             2,918,548       245,649
                                                    ----------    ----------

Cash balance - ending                              $ 2,009,002    $    1,349
                                                    ----------    ----------
                                                    ----------    ----------

Supplemental disclosure of cash
flow information:
  Cash paid for interest                           $       769    $    4,797
  Cash paid for income taxes                       $        --    $       --
                                                    ----------    ----------
                                                    ----------    ----------

Supplemental disclosure of
non-cash transaction:
   Capital lease obligation incurred               $    61,533    $       --
                                                    ----------    ----------
                                                    ----------    ----------


                    See accompanying notes to financial statements

                              GREENTREE SOFTWARE, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                  AUGUST 31, 1998


     NOTE 1.  GENERAL INFORMATION:

     The Financial Statements included herein have been prepared by the Company without audit except the May 31, 1998 balance sheet, which was audited. The Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. These statements do not include all information required by Generally Accepted Accounting Principles to be included in a full set of Financial Statements. These Financial Statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's latest report on Form 10-KSB, dated May 31, 1998.

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

     (b)  Revenue Recognition and Accounts Receivable

     The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition." The Company recognizes software license revenue at the time products are shipped provided that no significant Company obligations remain outstanding and collection of the resulting receivable is deemed probable by management. Insignificant obligations remaining at the time of shipment are accrued. Revenues related to software licenses for which there are significant remaining performance obligations are deferred and recognized once such obligations are fulfilled.

     Service revenues are comprised of revenues derived from software maintenance agreements and professional services. Maintenance fees are recorded as deferred revenue and recognized ratably over the maintenance period which is usually 12 months. Professional service revenue is recognized as the services are performed.

     Accounts receivable is presented net of an allowance for uncollectible accounts of $30,000 at August 31, 1998, and May 31, 1998.

     (c)  Software Development Costs

     The Company is engaged in research and development activities in the area of computer software. In accordance with Generally Accepted Accounting Principles, costs incurred prior to determination of technological feasibility are considered research and development and expensed as incurred. Once technological feasibility has been established, development costs are capitalized and amortized over the shorter of an economic life of one to three years or the proportion of current period product revenues to total expected product revenues. Amortization charged to cost of revenues amounted to $0 and $124,145 during the three months ended August 31, 1998 and 1997, respectively.

     (d)  Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operations over the estimated useful lives of the related assets, generally five to seven years, using the straight-line method. Depreciation was $12,047 and $9,483 for the three months ended August 31, 1998 and 1997, respectively.

     (e)  Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents for financial statement purposes.

     (f)  Income Taxes

     The Company accounts for income taxes using the liability method in accordance with the provisions of the Statement of Financial Accounting Standard
(SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

     (g)  Loss Per Common Share

     The Company follows the guidelines of the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar too fully diluted earnings per share. Due to the Company's continued net losses there has been no impact from unexercised stock options and warrants on diluted net loss per share as the effect would be anti-dilutive.

     (h)  Reclassifications

     Certain prior year balances have been reclassified to conform with current year presentation. There was no impact on the prior year's net loss or total stockholders' equity from the reclassification.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, this Quarterly Report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to (i) the Company's belief in the growth of the purchasing and procurement systems software market and (ii) expectations for the Company's strategy and future performance. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the following risks and uncertainties: (i) the Company's history of losses, limited revenues, and the uncertainty of future profitability; (ii) the uncertainty of market acceptance of PurchaseSoft software; (iii) new management and ability to recruit sales, service, and implementation personnel; (iv) the intense competition in the software field; (v) the dependence on one product and rapid technological change in the industry; and (vi) fluctuations in quarterly operating results. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Commission, including those risks and uncertainties discussed under the caption "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1998. The forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-QSB, and the Company cautions readers not to place undue reliance on such statements.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 1998 AND 1997

REVENUES

     Total revenues for the three months ended August 31, 1998 were $159,679 compared to revenue of $125,042 for the three months ended August 31, 1997, an increase of $34,637 or 27.7%. Product revenues for the three months ended August 31, 1998, were $66,250 compared to revenues of $88,775 for the three months ended August 31, 1997, a decrease of $22,525 or 25.4%. Service revenues were $93,429 for the three months ended August 31, 1998, compared to $36,267 for the three months ended August 31, 1997, an increase of $57,162 or 157.6%. Service revenues reflect increases in both maintenance revenue recognized and professional services performed as the Company continues to emphasize these activities as value added services.

EXPENSES

     The cost of revenues for the three months ended August 31, 1998 was $32,782 compared to $138,144 for the three months ended August 31, 1997, a decrease of $105,362 or 76.3%. This decrease resulted from the elimination of amortization of software development costs during the three months ended August 31, 1998 as all capitalized software costs were fully amortized as of May 31, 1998. This decrease was offset in part by increased personnel costs in the area of customer support, installation and training.

     Selling expense for the three months ended August 31, 1998 was $330,209 compared to $143,348 for the three months ended August 31, 1997, an increase of $186,861 or 130.4%. This increase was primarily due to the addition of executive sales management, increased costs of sales personnel and increased marketing expenses.

     General and administrative expense for the three months ended August 31, 1998 was $443,987 compared to $355,819 for the three months ended August 31, 1997, an increase of $88,168 or 24.8%. This increase was primarily due to increased legal fees associated with the Company's reincorporation in the state of Delaware and other legal matters, increased occupancy costs associated with the Company's relocation of its corporate office from Eden Prairie, MN to its new corporate office in Edina, MN in August 1998 and increased travel expenses associated with senior management promoting the Company's software to prospective customers and other general corporate matters.

     Research and development expense for the three months ended August 31, 1998 was $128,173 compared to $27,325 for the three months ended August 31, 1997, an increase of $100,848 or 369.1%. This increase was primarily due to the addition of a manager of research and development at the Company's office located in Westborough, MA, additional R&D personnel and higher compensation costs for R&D personnel and the expensing of certain development costs in the three month period ended August 31, 1998 rather than capitalizing these costs as was done in the three month period ended August 31, 1997.

NET LOSS

     For the three months ended August 31, 1998, the Company reported a net loss of $744,574 (or $.09 per share) as compared to a net loss of $544,004 (or $.21 per share) for the three months ended August 31, 1997. This loss was caused by the continuation of low sales volumes and increases in selling expenses, general and administrative expenses, research and development expenses and offset by a reduction in cost of revenues and an increase in interest income. The decrease in the loss per share resulted from an increase in the average outstanding shares for the three months ended August 31, 1998 to 8,029,761 as compared to average outstanding shares for the three months ended August 31, 1997 of 2,564,803.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $1,523,909 at August 31, 1998 as compared with $2,324,267 at May 31, 1998, a decrease in working capital of $800,358. This decrease resulted primarily from the loss for the three month period of $744,574, the use of working capital to acquire property and equipment of $148,276 and proceeds received from the exercise of a warrant of $142,500. Cash decreased from $2,918,548 at May 31, 1998, to $2,009,002 at August 31, 1998, a decrease of $909,546.

     During the three month period ended August 31, 1998, the Company raised $142,500 upon the exercise of a warrant. On September 1, 1998, 125,000 common shares were issued in exchange for this warrant. The Company also financed certain equipment and entered into a twenty-four month capital lease in the amount of $61,533. The Company made $209,809 in capital expenditures during the three month period ended August 31, 1998 and had no capital expenditures in the three month period ended August 31, 1997.

     The Company believes that its existing capital resources, interest income, and revenue from software sales and services will be sufficient to fund its planned operating expenses and capital requirements for the next twelve months. However, there can be no assurance that such funds will be sufficient to meet the Company's operating expenses and capital requirements during such period. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the results of the Company's software development efforts, the level of resources the Company commits to marketing and sales efforts, the ability of the Company to maintain existing and develop new customers, and activities of competitors and other factors.

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

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

     On September 1, 1998, the Company issued 125,000 of the Company's Common Shares upon the exercise of a warrant by TIS Group Managers, Inc., at an exercise price of $1.14 per share, for the aggregate sum of $142,500. The issuance of the Common Shares was made in reliance on section 4(2) of the Securities Act of 1933, as amended.

Item 4.   Submission of Matters to a Vote of Security Holders

     On September 17, 1998, the Company held the 1999 Annual Meeting of Shareholders. At this meeting, the security holders re-elected Joseph D. Mooney, Brad I. Markowitz, and Jeffrey B. Pinkerton as directors for the Company to serve until the next annual meeting of shareholders. In addition, J. Murray Logan and Donald S. LaGuardia were elected as directors for the Company to serve until the next annual meeting of shareholders. The security holders also voted upon and approved the following matters: (i) to consider and vote upon a proposal to approve a plan of merger to reincorporate the Company in Delaware;
(ii) to consider and vote upon a proposal to increase the maximum number of shares which may be made available upon exercise of stock options under the Greentree Software, Inc. 1997 Stock Option Plan from 1,500,000 to 3,500,000; and
(iii) to consider and vote upon a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized capital shares of the Company from 15,000,000 to 25,000,000.

At the meeting, a total of 6,567,669 shares were present or by proxy which represented 81.8% of the shares qualified to vote. The tabulation of the voting for the matters submitted for a vote was as follows:



                                                   Votes Cast        For            Against       Abstain
                                                    ----------      -----           --------      -------
1.   To elect directors:
     LaGuardia                                     6,567,669      6,563,860          3,809             --
     Logan                                         6,567,669      6,563,860          3,809             --
     Markowitz                                     6,567,669      6,563,818          3,851             --
     Mooney                                        6,567,669      6,563,818          3,851             --
     Pinkerton                                     6,567,669      6,563,818          3,851             --

2.   To approve a plan of merger
     to reincorporate the Company
     in Delaware.                                  5,658,300      5,649,402          8,854             44

3.   To approve an increase in the
     Company's 1997 Stock Option Plan
     from 1,500,000 to 3,500,000 shares.           5,658,300      5,625,128         32,574            598

4.   To approve an amendment to the
     Company's Certificate of Incorporation
     to increase the authorized shares from
     15,000,000 to 25,000,000 shares.              6,567,669      6,541,893         25,519            257


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Lease between the Company and Racotek, Inc.
          27.1 Financial Data Schedule filed herewith

     (b)  Reports on Form 8-K

          None

                                     SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GREENTREE SOFTWARE, INC.


                              /s/ Joseph D. Mooney
Date:  October 15, 1998       ------------------------------------------
                              Joseph D. Mooney
                              Chairman, Chief Executive Officer and Director



                              /s/ Philip D. Wolf
                              ------------------------------------------
                              Philip D. Wolf
                              Chief Financial Officer and Secretary