Form 10QSB
period 1998-11-30
PURCHASESOFT INC
filed 1999-01-14
CIK 727063

-------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

     /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended November 30, 1998

     / /  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from  ________ to ________

Commission File Number 0-11791

                               PURCHASESOFT, INC.
                               ------------------
           (Name of Small Business Issuer as Specified in Its Charter)

             DELAWARE                                     13-2897997
----------------------------------           -------------------------------
  (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                                 7301 OHMS LANE
                                    SUITE 220
                                 EDINA, MN 55439
                             -----------------------
                    (Address of Principal Executive Offices)

                                 (612) 941-1500
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                      Former Name: GREENTREE SOFTWARE, INC.
                      -------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes /X/                                     No / /

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                         Outstanding at January 13, 1998
------------------------------------           -------------------------------
      COMMON STOCK, PAR VALUE                         8,154,761 SHARES
          $0.01 PER SHARE

                               PURCHASESOFT, INC.

                                      INDEX

 ITEM                                                                                                        PAGE
NUMBER                                                                                                      NUMBER
------                                                                                                      ------
PART I.         FINANCIAL INFORMATION

     Item 1.    Financial Statements

                    Balance Sheets as of November 30, 1998 and May 31, 1998.............................        3

                    Statements of Operations for the three months ended
                    November 30, 1998 and 1997 and for the six months ended
                    November 30, 1998 and 1997..........................................................        4

                    Statements of Cash Flows for the six months ended
                    November 30, 1998 and 1997..........................................................        5

                    Notes to the Financial Statements...................................................      6-8

     Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operation............................................................     9-15


PART II.        OTHER INFORMATION

     Item 2.    Changes in Securities...................................................................       16

     Item 4.    Submission of Matters to a Vote of Securities Holders...................................       16

     Item 6.    Exhibits and Reports on Form 8-K........................................................       16

     Signatures     ....................................................................................       17

PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS
            Company for which report is filed:  PurchaseSoft, Inc. (the
            "Company")

                               PURCHASESOFT, INC.
                                 BALANCE SHEETS

                                                     November 30, 1998        May 31, 1998
                                                     -----------------        ------------
                                                       (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents                           $  1,109,762           $  2,918,548
   Accounts receivable, net                                 171,403                103,145
   Prepaid expenses and other current assets                103,589                  5,045
                                                       ------------           ------------
Total Current Assets                                      1,384,754              3,026,738
                                                       ------------           ------------

Property and equipment, net                                 278,092                 46,067
                                                       ------------           ------------

Other Assets:
   Security deposits                                         39,234                  9,124
                                                       ------------           ------------
Total Other Assets                                           39,234                  9,124
                                                       ------------           ------------

Total Assets                                           $  1,702,080           $  3,081,929
                                                       ============           ============

Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts payable                                  $    282,614           $    219,092
     Current obligations under capital leases                46,052                     --
     Accrued expenses                                       383,011                389,781
     Deferred revenues                                      113,468                 93,598
                                                       ------------           ------------
Total Current Liabilities                                   825,145                702,471
                                                       ------------           ------------


Noncurrent obligation under capital leases                   54,468                     --
                                                       ------------           ------------

Commitments and Contingencies

Stockholders' Equity:
Common stock, $0.01 par value, 25,000,000
shares authorized, 8,154,761 and 8,029,761
issued and outstanding respectively                          81,548                 80,298
Additional paid-in capital                               19,462,732             19,321,482
Accumulated deficit                                     (18,632,781)           (16,933,290)
                                                       ------------           ------------
                                                            911,499              2,468,490
Less treasury stock (4,780 shares) at cost                  (89,032)               (89,032)
                                                       ------------           ------------

Total Stockholders' Equity                                  822,467              2,379,458
                                                       ------------           ------------

Total Liabilities and Stockholders'
  Equity                                               $  1,702,080           $  3,081,929
                                                       ============           ============

                 See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                             FOR THE THREE MONTHS ENDED                  FOR THE SIX MONTHS ENDED
                                            ---------------------------                  ------------------------
                                           November 30,        November 30,          November 30,         November 30,
                                               1998                1997                  1998                 1997
                                               ----                ----                  ----                 ----
Net revenues:
   Product                              $     7,500           $     8,350           $    73,750           $    97,125
   Services                                  73,120                55,359               166,549                91,627
                                        -----------           -----------           -----------           -----------
Total net revenues                           80,620                63,709               240,299               188,752
                                        -----------           -----------           -----------           -----------

Costs and expenses:
   Cost of revenues                          45,457               143,325                78,239               281,469
   Selling expenses                         345,317               106,161               675,526               249,509
   General and administrative               513,852               251,056               957,839               606,876
   Research and development                 147,262                57,954               275,435                85,279
                                        -----------           -----------           -----------           -----------
Total costs and expenses                  1,051,888               558,496             1,987,039             1,223,133
                                        -----------           -----------           -----------           -----------

Operating loss                             (971,268)             (494,787)           (1,746,740)           (1,034,381)

Interest income (expense), net               16,351                (2,166)               47,249                (6,576)
                                        -----------           -----------           -----------           -----------

Net loss                                $  (954,917)          $  (496,953)          $(1,699,491)          $(1,040,957)
                                        ===========           ===========           ===========           ===========

Net loss per common share               $     (0.12)          $     (0.18)          $     (0.21)          $     (0.44)
      (Basic and diluted)               ===========           ===========           ===========           ===========

Weighted average                          8,154,761             2,732,300             8,092,261             2,382,171
      shares outstanding                ===========           ===========           ===========           ===========


                 See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        FOR THE SIX MONTHS ENDED
                                                                     November 30,     November 30,
                                                                     1998                 1997
                                                                     ----                 ----
Cash flows from operating activities:
   Net loss                                                     $(1,699,491)          $(1,040,957)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                  28,437                18,408
      Amortization of deferred software costs                            --               250,589
   Changes in operating assets and liabilities:
      Accounts receivable                                           (73,284)               87,619
      Prepaid expenses and other assets                             (93,518)               31,166
      Accounts payable                                               63,522               111,780
      Accrued expenses                                               (6,770)               65,086
      Deferred revenue                                               19,870                98,783
                                                                -----------           -----------
Net cash used in operating activities                            (1,761,234)             (377,526)
                                                                -----------           -----------

Cash flows from investing activities:
   Additions to property and equipment                             (198,930)               (7,940)
   Increase in security deposits                                    (30,110)                   --
   Additions to capitalized software development costs                   --               (75,362)
                                                                -----------           -----------
Net cash used in investing activities                              (229,040)              (83,302)
                                                                -----------           -----------


Cash flows from financing activities:
   Net proceeds from sale of common stock                                --               274,375
   Net proceeds from exercise of warrant                            142,500                    --
   Proceeds from financing equipment                                 50,508                    --
   Repayment of capital leases                                      (11,520)                   --
   Repayment of note payable                                             --               (30,000)
                                                                -----------           -----------
Net cash provided by financing activities                           181,488               244,375
                                                                -----------           -----------

Net increases (decreases) in cash and cash equivalents           (1,808,786)             (216,453)
Cash and cash equivalents, beginning of year                      2,918,548               245,649
                                                                -----------           -----------
Cash and cash equivalents, end of period                        $ 1,109,762           $    29,196
                                                                ===========           ===========



Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $     3,973           $     4,797
   Cash paid for income taxes                                   $        --           $        --
                                                                ===========           ===========

Supplemental disclosure of non-cash transaction:
   Capital lease obligation incurred                            $    61,533           $        --
                                                                ===========           ===========


                 See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998


         NOTE 1.  GENERAL INFORMATION:

         In November 1998, the Company by way of a migratory merger, was reincorporated in the State of Delaware and changed its corporate name to PurchaseSoft, Inc. For further information concerning the reincorporation, refer to the Company's Form 8-K filed on November 25, 1998.

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

         The accompanying financial statements of the Company have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $1,699,491 for the six month period ended November 30, 1998, and $2,289,217 for the year ended May 31, 1998

         The Company currently anticipates that it will require additional and ongoing funding within the next several months. The Company's continued existence is dependent upon its ability to raise capital and subsequently market its Windows-based purchasing and procurement applications; GT Purchase PRO and its web based purchasing and procurement applications; PurchaseSoft. Historically, the Company has been successful in raising funds from outside sources through private placement or other means. While the Company believes that its most recent version of GT Purchase PRO and PurchaseSoft has demand in the marketplace, the Company, however, provides no assurances that significant revenues will be generated. The above matters raise substantial doubt about the Company's ability to continue as a going concern.

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

         Service revenues are comprised of revenues derived from software maintenance agreements and professional services. Maintenance fees are recorded as deferred revenue and recognized ratably over the maintenance period, which is usually 12 months. Professional service revenue is recognized as the services are performed.

         Accounts receivable is presented net of an allowance for uncollectible accounts of $30,000 at November 30, 1998, and May 31, 1998.

         (c)      Software Development Costs

         The Company is engaged in research and development activities in the area of computer software. In accordance with Generally Accepted Accounting Principles, costs incurred prior to determination of technological feasibility are considered research and development and expensed as incurred. Once technological feasibility has been established, development costs are capitalized and amortized over the shorter of an economic life of one to three years or the proportion of current period product revenues to total expected product revenues. Amortization charged to cost of revenues amounted to $0 and $250,589 during the six months ended November 30, 1998 and 1997, respectively.

         (d)      Property and Equipment

         Property and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operations over the estimated useful lives of the related assets, generally five to seven years, using the straight-line method. Depreciation was $28,438 and $10,410 for the three months ended August 31, 1998 and 1997, respectively.

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

         (g)      Loss Per Common Share

         The Company follows the guidelines of the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar too fully diluted earnings per share. Due to the Company's continued net losses there has been no impact from unexercised stock options and warrants on diluted net loss per share as the effect would be anti-dilutive.

         (h)      Reclassifications

         Certain prior year balances have been reclassified to conform with current year presentation. There was no impact on the prior year's net loss or total stockholders' equity from the reclassification.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, this Quarterly Report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to (i) the Company's belief in the growth of the purchasing and procurement systems software market and (ii) expectations for the Company's strategy and future performance. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the following risks and uncertainties: (i) the Company's history of losses and accumulated deficit, limited revenues and the uncertainty of future profitability; (ii) the Company's capital requirements and the uncertainty of additional funding; (iii) the uncertainty of market acceptance of PurchaseSoft software; (iv) new management and the need to recruit sales, service, and implementation personnel; (v) the intense competition in the software field; (vi) the dependence on one product and rapid technological change in the industry; and (vii) fluctuations in quarterly operating results. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Commission, including those risks and uncertainties discussed under the caption "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1998. The forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-QSB, and the Company cautions readers not to place undue reliance on such statements.

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997

REVENUES

         Total revenues for the three months ended November 30, 1998 were $80,620 compared to revenue of $63,709 for the three months ended November 30, 1997,an increase of $16,911 or 26.5%. Product revenues for the three months ended November 30, 1998, were $7,500 compared to revenues of $8,350 for the three months ended November 30, 1997. Service revenues were $73,120 for the three months ended November 30, 1998, compared to $55,359 for the three months ended November 30, 1997, an increase of $17,761 or 32.1%. Professional service revenue was down slightly for the three months ended November 30, 1998 compared to the three month period ended November 30, 1997 and maintenance revenue was up $24,526 for these same periods. The Company continues to emphasize these activities as value added services.

         Total revenues for the six months ended November 30, 1998 were $240,299 compared to revenue of $188,752 for the six months ended November 30, 1997,an increase of $51,547 or 27.3%. Product revenues for the six months ended November 30, 1998, were $73,750 compared to revenues of $97,125 for the six months ended November 30, 1997, a decrease of $23,375 or 24.1%. Service revenues were $166,549 for the six months ended November 30, 1998, compared to $91,627 for the six months ended November 30, 1997, an increase of $74,922 or 81.8%. Service revenues reflect increases in both maintenance revenue and professional services performed as the Company continues to emphasize these activities as value added services.

EXPENSES

         The cost of revenues for the three months ended November 30, 1998 was $45,457 compared to $143,325 for the three months ended November 30, 1997, a decrease of $97,868 or 68.3%. This decrease was due to expensing rather than capitalizing software development costs during the quarter and was offset in part by increased compensation costs of providing professional services and customer support.

         The cost of revenues for the six months ended November 30, 1998 was $78,239 compared to $281,469 for the six months ended November 30, 1997, a decrease of $203,230 or 72.2%. This decrease was due to expensing rather than capitalizing software development costs during the quarter and was offset in part by increased compensation costs of providing professional services and customer support.

         Selling expense for the three months ended November 30, 1998 was $345,317 compared to $106,161 for the three months ended November 30, 1997, an increase of $239,156 or 225.3%. This increase is primarily due to the addition of executive sales management, increased costs of sales personnel, increased sales travel and increased marketing expenses.

         Selling expense for the six months ended November 30, 1998 was $675,526 compared to $249,509 for the six months ended November 30, 1997, an increase of $426,017 or 170.7%. This increase is primarily due to the addition of executive sales management, increased costs of sales personnel, increased sales travel and increased marketing expenses.

         General and administrative expense for the three months ended November 30, 1998 was $513,852 compared to $251,056 for the three months ended November 30, 1997, an increase of $262,796 or 104.7%. This increase is primarily due to increases in recruiting fees, increased occupancy costs in connection with the Company's relocation of its corporate office from Eden Prairie, MN to Edina, MN in August 1998, the addition of high speed communications capabilities between the Company's offices and to the internet, and increases in the areas of benefits and other general business expenses.

         General and administrative expense for the six months ended November 30, 1998 was $957,839 compared to $606,876 for the six months ended November 30, 1997, an increase of $350,963 or 57.8%. This increase is primarily due to increases in recruiting fees, legal fees associated with the Company's reincorporation in the state of Delaware and other legal matters, increased occupancy costs in connection with the Company's relocation of its corporate office from Eden Prairie, MN to Edina, MN in August 1998, the addition of high speed communications capabilities between the Company's offices and to the internet, and increases in the areas of benefits and other general business expenses.

         Research and development expense for the three months ended November 30, 1998 was $147,262 compared to $57,954 for the three months ended November 30, 1997, an increase of $89,308 or 154.1%. This increase is primarily due to the addition of a manager of research and development at the Company's office located in Westborough, MA, additional R&D personnel and higher compensation costs for R&D personnel and the expensing of certain development costs in the three month period ended November 30, 1998 rather than capitalizing these costs as was done in the three month period ended November 30, 1997.

         Research and development expense for the six months ended November 30, 1998 was $275,435 compared to $85,279 for the six months ended November 30, 1997, an increase of $190,156 or 223.0%. This increase is primarily due to the addition of a manager of research and development at the Company's office located in Westborough, MA, additional R&D personnel and higher compensation costs for R&D personnel and the expensing of certain development costs in the six month period ended November 30, 1998 rather than capitalizing these costs as was done in the six month period ended November 30, 1997.

NET LOSS

         For the three months ended November 30, 1998, the Company reported a net loss of $954,917 (or $.12 per share) as compared to a net loss of $496,953 (or $.18 per share) for the three month period ended November 30, 1997. This loss was caused by the continuation of low revenues which were not sufficient to cover operating costs. The loss for the three months ended November 30, 1998 was worse than the loss for the same period ended November 30, 1997 primarily due to higher operating expenses as described in the discussion of expenses. The decrease in the loss per share resulted from an increase in the average outstanding shares for the three months ended Novenber 30, 1998 to 8,154,761 as compared to average outstanding shares for the three months ended November 30, 1997 of 2,732,300.


         For the six months ended November 30, 1998, the Company reported a net loss of $1,699,491 (or $.21 per share) as compared to a net loss of $1,040,957 (or $.44 per share) for the six month period ended November 30, 1997. This loss was caused by the continuation of low revenues which were not sufficient to cover operating costs. The loss for the six months ended November 30, 1998 was worse than the loss for the same period ended November 30, 1997 primarily due to increased operating expenses, as described in the discussion of expenses, and were offset in part by increased revenues. The decrease in the loss per share resulted from an increase in the average outstanding shares for the six months ended Novenber 30, 1998 to 8,092,261 as compared to average outstanding shares for the six months ended November 30, 1997 of 2,382,171.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $559,609 at November 30, 1998 as compared with $2,324,267 at May 31, 1998, a decrease in working capital of $1,764,658. This decrease resulted primarily from the loss for the six month period of $1,699,491 and the use of working capital to acquire property and equipment of $198,930 offset in part by the proceeds received from the exercise of a warrant of $142,500. Cash decreased from $2,918,548 at May 31, 1998, to $1,109,762 at November 30, 1998, a decrease of $1,808,786.

         The Company made $260,463 in capital expenditures during the six month period ended November 30, 1998 and $7,940 in the six month period ended November 30, 1997.

         The Company currently anticipates that it will require additional and ongoing funding within the next several months to continue operating until such time that the Company is able to generate product sales sufficient to fund its capital requirements and ongoing operating expenses. There can be no assurance that the Company will be successful in securing outside funding or, if available, upon what terms. The failure to obtain additional funding would have a material adverse effect upon the Company's operations and financial condition.

YEAR 2000 READINESS DISCLOSURES

         The statements in this section are "Year 2000 Readiness Disclosures" as defined in the Year 2000 Information and Readiness Disclosure Act and are subject to the terms thereof and are meant for information purposes and not as a form of covenant, warranty, representation or guarantee of any kind.

         The Year 2000 issue results from computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

         The Company is engaged in reviewing its computer systems, software applications, and related equipment used in connection with its internal operations for Year 2000 problems. Since the majority of the computer programs used by the Company are off-the-shelf, recently developed programs from third-party vendors, the Company believes such programs are less likely to have Year 2000 problems. Although some vendors make verbal assurances of Year 2000 compliance, there can be no certainty that the systems used by the Company will not be affected. The Company intends to continue monitoring, testing, replacing or enhancing its internal applications to ensure that risks related to such systems are minimized. This process is expected to be completed over the next several quarters.

         In addition to computers and related systems, the Year 2000 problem may affect the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, and other common devices. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 problem on its office and facilities equipment. The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations and anticipates that this process will be completed over the next several quarters. The estimated costs to bring internal operations into compliance is approximately $20,000. These estimates are being monitored and will be revised as additional information becomes available.

         The Company believes, based on an internal assessment, that Year
2000 issues will not affect the mission critical functionality of GT
Purchase Pro v6.1x and PurchaseSoft v5.x when used in accordance with their documentation, all date data is entered properly, and all software and hardware used in connection with the Company's products are fully Year 2000 compliant including properly exchanging date data with the Company's software products. The Company continues to test the current versions of its products for Year 2000 compliance, and in the event problems are discovered, the Company intends to issue product updates to correct such anomalies. The Company's research and development personnel's responsibilities include, among other responsibilities, attention to Year 2000 compliance. The Company does not separately track the internal costs incurred for Year 2000 projects, which are principally related to payroll costs for such personnel.

         The Company intends to review certain older versions of its products and make a determination as to whether they are Year 2000 compliant. It will also determine whether to make the necessary updates to these products to make them Year 2000 compliant.

         The Company's products are generally integrated with other systems the customer has that may not by Year 2000 compliant. Year 2000 problems in these systems and products might significantly limit the ability of the Company's customers to realize the intended benefits offered by the Company's products. The Company has no plan to ascertain whether the internal systems and products of its customers are Year 2000 compliant.

         The Company monitors and reviews the communications of certain significant third party vendors with which it does business to evaluate their year 2000 compliance plans and state of readiness in order to determine the extent to which the Company's systems and products may be affected by the failure of others to remediate their own Year 2000 issues. The Company has not independently confirmed such information received from other parties with respect to Year 2000 issues. As such, there can be no assurance that such other parties will complete their Year 2000 conversion in a timely fashion or will not suffer a Year 2000 business disruption that may adversely affect the Company's financial condition and results of operations.

         Year 2000 issues may affect the purchasing patterns of customers and potential customers in a variety of ways. Many companies are expending significant resources to replace or remedy their current hardware and software systems to achieve Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. The Company does not believe that there is any practical way to ascertain the extent of, and has no plan to address problems associated with, such a reduction in purchasing resources of its customers. Any such reduction could, however, result in a material adverse effect on the Company's business, operating results and financial condition.

         The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in some way. Although the Company does not believe that any additional Year 2000 compliance-related costs will be significant, there can be no assurance that costs incurred to address unanticipated issues would not have a material adverse effect on the Company's business, operating results and financial conditions. Any failure of third-party equipment or software comprising any part of the Company's systems to operate properly with regard to Year 2000 and thereafter could require the Company to incur unanticipated expenses to address associated problems, which could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company may in the future be subject to claims based on Year 2000 problems in others' products or issues arising from the integration of multiple products within an overall system. Although the Company has not been involved in any litigation or proceeding to date involving its products or services related to Year 2000 issues, there can be no assurance that the Company will not in the future be required to defend its products or services or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liabilities of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company does not have any specific contingency plans if any Year 2000 problems develop with respect to the Company, its embedded systems or systems acquired from vendors. Contingency plans will be developed if it appears the Company or its key vendors will not be Year 2000 compliant and additionally if noncompliance is expected to have a material adverse impact on the Company's operations. The cost of developing and implementing such plans may itself be material.

         The discussion above contains certain forward-looking statements. The costs of the Year 2000 conversion, and possible risks associated with the Year 2000 issue are based on the Company's current estimates and are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations. Such uncertainties include, among others, the success of the Company in identifying systems that are not Year 2000 compliant, the nature and amount of programming required to upgrade or replace any affected systems, the availability of qualified personnel, consultants and other resources, and the success of the Year 2000 conversion efforts of others.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

                  On September 1, 1998, the Company issued 125,000 shares of the Company's Common Stock upon the exercise of a warrant by TIS Group Managers, Inc., at an exercise price of $1.14 per share, for the aggregate sum of $142,500. The issuance of the Common Stock was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Securities Holders

                  The Company reported the results of its 1999 Annual Meeting of Shareholders held on September 17, 1998 in its Form 10-QSB filed on October 15, 1998.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  2.1 Agreement and Plan of Merger, dated November 10, 1998, by and between PurchaseSoft, Inc., a Delaware corporation, and Greentree Software, Inc., a New York corporation. *

                  3.1      Certificate of Incorporation of PurchaseSoft, Inc. *

                  3.2      By-Laws of PurchaseSoft, Inc. *


                  FOOTNOTES:

                  * Incorporated herein by reference from the Company's Form 8-K filed on November 25, 1998.



         (b)      Reports on Form 8-K

                           On November 30, 1998, the Company filed a report on
                  Form 8-K in connection with the Company's reincorporation as a Delaware corporation.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PURCHASESOFT, INC.



Date:  January 14, 1999          By:    /s/  Joseph D. Mooney
                                     -----------------------------------------
                                 Name:  Joseph D. Mooney
                                 Title: Chairman of the Board of Directors and
                                        Chief Executive Officer




                                 By:    /s/  Philip D. Wolf
                                     -----------------------------------------
                                 Name:  Philip D. Wolf
                                 Title: Treasurer and Chief Financial Officer