Form 10QSB
period 1999-02-28
PURCHASESOFT INC
filed 1999-04-14
CIK 727063

-------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

    /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended February 28, 1999

    / /  Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from _________________ to ______________________

Commission File Number 0-11791

                               PURCHASESOFT, INC.
                               ------------------
           (Name of Small Business Issuer as Specified in Its Charter)

             DELAWARE                                  13-2897997
---------------------------------          ------------------------------------
  (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                                 7301 OHMS LANE
                                    SUITE 220
                                EDINA, MN 55439
                    ----------------------------------------
                    (Address of Principal Executive Offices)

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

               Yes   /X/                          No   / /

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               CLASS                        OUTSTANDING AT APRIL 13, 1999
-----------------------------------         -----------------------------
      COMMON STOCK, PAR VALUE                      8,201,842 SHARES
         $0.01 PER SHARE

-------------------------------------------------------------------------------

                               PURCHASESOFT, INC.

                                      INDEX

 ITEM                                                                                    PAGE
NUMBER                                                                                  NUMBER
------                                                                                  ------
PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements

                Balance Sheets as of February 28, 1999 and May 31, 1998............       3

                Statements of Operations for the three months ended
                February 28, 1999 and 1998 and for the nine months ended
                February 28, 1999 and 1998.........................................       4

                Statements of Cash Flows for the nine months ended
                February 28, 1999 and 1998.........................................       5

                Notes to the Financial Statements..................................     6-8

   Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operation...........................................    9-15


PART II.     OTHER INFORMATION

   Item 2.   Changes in Securities.................................................      16

   Item 6.   Exhibits and Reports on Form 8-K......................................      16

   Signatures .....................................................................      17

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Company for which report is filed:  PurchaseSoft, Inc.
                 (the "Company")


                               PURCHASESOFT, INC.
                                 BALANCE SHEETS

                                                       (Unaudited)
                                                     February 28, 1999     May 31, 1998
                                                     -----------------  -----------------
Assets
Current Assets:
  Cash and cash equivalents                          $   1,975,567      $   2,918,548
  Accounts receivable, net                                 107,989            103,145
  Prepaid expenses and other current assets                136,730              5,045
                                                     -----------------  -----------------
Total Current Assets                                     2,220,286          3,026,738
                                                     -----------------  -----------------

Property and equipment, net                                272,799             46,067
                                                     -----------------  -----------------

Other Assets
  Security deposits                                         39,234              9,124
                                                     -----------------  -----------------
Total Other Assets                                          39,234              9,124
                                                     -----------------  -----------------

Total Assets                                         $   2,532,319      $   3,081,929
                                                     -----------------  -----------------
                                                     -----------------  -----------------

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
  Accounts payable                                   $     228,161      $     219,092
  Note payable                                           2,000,000                 --
  Current obligations under capital leases                  47,710                 --
  Accrued expenses                                         682,230            389,781
  Deferred revenues                                        125,904             93,598
                                                     -----------------  -----------------
Total Current Liabilities                                3,084,005            702,471
                                                     -----------------  -----------------

Noncurrent obligation under capital leases                 225,231                 --
                                                     -----------------  -----------------

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, $0.01 par value, 25,000,000
  shares authorized, 8,201,842 and 8,029,761
  issued and outstanding respectively                       82,019             80,298
Additional paid-in-capital                              19,512,261         19,321,482
Accumulated deficit                                    (20,282,165)       (16,933,290)
                                                     -----------------  -----------------
                                                          (687,885)         2,468,490

Less treasury stock (4,780 shares) at cost                 (89,032)           (89,032)
                                                     -----------------  -----------------
Total Stockholders' Equity (Deficit)                      (776,917)         2,379,458
                                                     -----------------  -----------------

Total Liabilities and Stockholders'
   Equity (Deficit)                                  $   2,532,319      $   3,081,929
                                                     -----------------  -----------------
                                                     -----------------  -----------------

                   See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                 FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                 --------------------------    -------------------------

                                 February 28,  February 28,    February 28,  February 28,
                                     1999          1998            1999          1998
                                 ------------  ------------    ------------  ------------
Net revenues
  Product                        $      3,000  $    183,352    $     76,750  $    280,477
  Services                             45,680        51,488         212,229       143,115
                                 ------------  ------------    ------------  ------------
Total net revenues                     48,680       234,840         288,979       423,592
                                 ------------  ------------    ------------  ------------

Costs and expenses:
  Cost of revenues                     43,604       154,743         121,843       436,212
  Selling expenses                    358,146       104,015       1,033,672       353,524
  General and administrative          451,131       331,375       1,408,970       938,251
  Research and development            235,592        62,894         511,027       148,173
  Restructuring charge                610,453            --         610,453            --
                                 ------------  ------------    ------------  ------------
Total costs and expenses            1,698,926       653,027       3,685,965     1,876,160
                                 ------------  ------------    ------------  ------------

Operating loss                     (1,650,246)     (418,187)     (3,396,986)   (1,452,568)

Interest income (expense), net            862        (5,438)         48,111       (12,014)
                                 ------------  ------------    ------------  ------------

Net loss                         $ (1,649,384) $   (423,625)   $ (3,348,875) $ (1,464,582)
                                 ------------  ------------    ------------  ------------
                                 ------------  ------------    ------------  ------------


Net loss per common share
  (Basic and diluted)            $      (0.20) $      (0.14)   $      (0.41) $      (0.56)
                                 ------------  ------------    ------------  ------------
                                 ------------  ------------    ------------  ------------


Weighted average
  shares outstanding                8,169,408     3,094,967       8,117,788     2,617,159
                                 ------------  ------------    ------------  ------------
                                 ------------  ------------    ------------  ------------

                   See accompanying notes to financial statements

                                 PURCHASESOFT, INC.
                              STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                                                          FOR THE NINE MONTHS ENDED
                                                                  ----------------------------------------
                                                                  February 28, 1999      February 28, 1998
                                                                  -----------------      -----------------
Cash flows from operating activities:
  Net loss                                                           $ (3,348,875)           $ (1,464,582)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                         50,661                  28,580
     Amortization of deferred software cost                                    --                 370,010
  Change in operating assets and liabilities:
     Accounts receivable                                                   (9,870)                 45,957
     Prepaid expenses and other assets                                    (76,659)                 34,154
     Accounts payable                                                       9,069                 169,730
     Accrued expenses                                                     475,782                 187,328
     Deferred revenue                                                      32,306                  12,838
                                                                     ------------            ------------
Net cash used in operating activities                                  (2,867,586)               (615,985)
                                                                     ------------            ------------

Cash flows from investing activities:
  Additions to property and equipment                                    (215,860)                 (7,940)
  Increase in security deposits                                           (30,110)                     --
  Additions to capitalized software development costs                          --                 (75,361)
                                                                     ------------            ------------
Net cash used in investing activities                                    (245,970)                (83,301)
                                                                     ------------            ------------

Cash flows from financing activities:
  Net proceeds from private placement of common stock                          --                 385,389
  Net proceeds from private placement of convertible note                      --                  50,000
  Net proceeds from exercise of warrant                                   142,500
  Proceeds from financing equipment                                        50,508
  Proceeds from issuance of note payable                                2,000,000                  50,000
  Repayment of capital leases                                             (22,433)
  Repayment of note payable                                                    --                 (30,000)
                                                                     ------------            ------------
Net cash provided by financing activities                               2,170,575                 455,389
                                                                     ------------            ------------

Net decreases in cash and cash equivalents                               (942,981)               (243,897)
Cash and cash equivalents, beginning of year                            2,918,548                 245,649
                                                                     ------------            ------------
Cash and cash equivalents, end of period                             $  1,975,567            $      1,752
                                                                     ------------            ------------
                                                                     ------------            ------------
Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $      7,349            $      4,797
  Cash paid for income taxes                                         $         --            $         --
                                                                     ------------            ------------
                                                                     ------------            ------------

Supplemental disclosure of non-cash transaction:
  Stock compensation award                                           $     50,000            $         --
  Capital lease obligation incurred                                  $     61,533            $         --
                                                                     ------------            ------------
                                                                     ------------            ------------

                   See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 1999


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

     Accounts receivable is presented net of an allowance for uncollectible accounts of $28,750 and $30,000 at February 28, 1999, and May 31, 1998 respectively.

     (c)   Software Development Costs

     The Company is engaged in research and development activities in the area of computer software. In accordance with Generally Accepted Accounting Principles, costs incurred prior to determination of technological feasibility are considered research and development and expensed as incurred. Once technological feasibility has been established, development costs are capitalized and amortized over the shorter of an economic life of one to three years or the proportion of current period product revenues to total expected product revenues. Amortization charged to cost of revenues amounted to $0 and $370,010 during the nine months ended February 28, 1999 and 1998, respectively.

     (d)   Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operations over the estimated useful lives of the related assets, generally five to seven years, using the straight-line method. Depreciation was $46,011 and $16,583 for the nine months ended February 28, 1999 and 1998, respectively.

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, this Quarterly Report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including but not limited to (i) the Company's belief in the growth of the purchasing and procurement systems software market and (ii) expectations for the Company's strategy and future performance. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the following risks and uncertainties: (i) the Company's history of losses and accumulated deficit, limited revenues and the uncertainty of future profitability; (ii) the uncertainty of market acceptance of PurchaseSoft software; (iii) new management and the need to recruit sales, service, and implementation personnel; (iv) the intense competition in the software field; (v) the dependence on one product and rapid technological change in the industry; and (vi) fluctuations in quarterly operating results. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Commission, including those risks and uncertainties discussed under the caption "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1998 and also on the Company's Registration Statement on Form S-3, File No. 333-73209. The forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-QSB, and the Company cautions readers not to place undue reliance on such statements.

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 1999 AND 1998

OVERVIEW

     The Company reported a net loss for the quarter of $1,649,384. In a press release dated, February 1, 1999, the Company announced the resignation of Joseph D. Mooney as CEO, Chairman of the Board and a Director, effective February 1, 1999. Michael G. Kerrison, who joined the Company as a Director and Consultant in October 1998, was named CEO and Chairman of the Board. Mr. Kerrison has considerable experience in the Software and IT Services industries, having founded and run two successful software and services companies over the last eighteen years.

     The Company reported a restructuring charge of $610,453 in conjunction with a reorganization of the Company's management and workforce and its plans to refocus the Company on its core competencies, particularly its deep domain expertise in end-to-end organizational procurement. The Company's revenues have lagged expectations and the sales and marketing organization is being restructured and rebuilt.

     In order to obtain additional working capital to implement the Company's reorganization and restructuring plans, the Company borrowed $2 million on February 9, 1999 from L-R Global Partners, L.P. and signed a demand promissory note in return. L-R Global has committed to exercise its basic subscription privilege for at least $2,727,000 under the terms of a rights offering the Company began on March 23, 1999 after the quarter had ended. L-R Global intends to cancel the $2 million debt as partial payment for the shares they purchase in the rights offering. L-R Global has also made a stand-by commitment that if the rights offering is underscribed and, as a result, the Company's proceeds from the rights offering are less than $5 million, L-R Global will purchase additional shares of common stock to make up the shortfall, but only up to a total investment, in the offering, of $3.5 million.

REVENUES

     Total revenues for the three months ended February 28, 1999 were $48,680 compared to revenue of $234,840 for the three months ended February 28, 1998, a decrease of $186,160 or 79.3%. Product revenues for the three months ended February 28, 1999, were $3,000 compared to revenues of $183,352 for the three months ended February 28, 1998, a decrease of $180,352 or 98.4%. Service revenues were $45,680 for the three months ended February 28, 1999, compared to $51,488 for the three months ended February 28, 1998.

     Total revenues for the nine months ended February 28, 1999 were $288,979 compared to revenue of $423,592 for the nine months ended February 28, 1998, a decrease of $134,613 or 31.8%. Product revenues for the nine months ended February 28, 1999, were $76,750 compared to revenues of $280,477 for the nine months ended February 28, 1998, a decrease of $203,727 or 72.6%. Service revenues were $212,229 for the nine months ended February 28, 1999, compared to $143,115 for the nine months ended February 28, 1998, an increase of $69,114 or 48.3%. Service revenue increases reflect growth in both maintenance revenue and professional services performed as the Company continues to emphasize these activities as value added services.

EXPENSES

     The cost of revenues for the three months ended February 28, 1999 was $43,604 compared to $154,743 for the three months ended February 28, 1998, a decrease of $111,139 or 71.8%. This decrease was due to expensing rather than capitalizing software development costs during the quarter and was offset in part by increased compensation costs of providing professional services and customer support.

     The cost of revenues for the nine months ended February 28, 1999 was $121,843 compared to $436,212 for the nine months ended February 28, 1998, a decrease of $314,369 or 72.1%. This decrease was due to expensing rather than capitalizing software development costs during the nine months ended February 28, 1999 and was offset in part by increased compensation costs of providing professional services and customer support.

     Selling expense for the three months ended February 28, 1999 was $358,146 compared to $104,015 for the three months ended February 28, 1998, an increase of $254,131 or 244.3%. This increase was primarily due to the addition of executive sales management, increased costs of sales personnel, increased sales travel and increased marketing expenses.

     Selling expense for the nine months ended February 28, 1999 was $1,033,672 compared to $353,524 for the nine months ended February 28, 1998, an increase of $680,148 or 192.4%. This increase was primarily due to the addition of executive sales management, increased costs of sales personnel, increased sales travel and increased marketing expenses.

     General and administrative expense for the three months ended February 28, 1999 was $451,131 compared to $331,375 for the three months ended February 28, 1998, an increase of $119,756 or 36.1%. This increase was primarily due to increases in recruiting fees, increased occupancy costs in connection with the Company's relocation of its corporate office from Eden Prairie, MN to Edina, MN in August 1998, the addition of high speed communications capabilities between the Company's offices and to the internet, and increases in the areas of benefits and other general business expenses.

     General and administrative expense for the nine months ended February 28, 1999 was $1,408,970 compared to $938,251 for the nine months ended February 28, 1998, an increase of $470,719 or 50.2%. This increase was primarily due to increases in recruiting fees, legal fees associated with the Company's reincorporation in the state of Delaware and other legal matters, increased occupancy costs in connection with the Company's relocation of its corporate office from Eden Prairie, MN to Edina, MN in August 1998, the addition of high speed communications capabilities between the Company's offices and to the internet, and increases in the areas of benefits and other general business expenses.

     Research and development expense for the three months ended February 28, 1999 was $235,592 compared to $62,894 for the three months ended February 28, 1998, an increase of $172,698 or 274.6%. This increase was primarily due to the addition of an R&D manager, additional R&D personnel and higher compensation costs for R&D personnel and as well as contract personnel.

     Research and development expense for the nine months ended February 28, 1999 was $511,027 compared to $148,173 for the nine months ended February 28, 1998, an increase of $362,854 or 244.9%. This increase was primarily due to the addition of an R&D manager, additional R&D personnel and higher compensation costs for R&D personnel and contract personnel.

     A restructuring charge of $610,453 was taken in the three months ended February 28, 1999 as the result of a reorganization of the Company's executive management and workforce in order to refocus the Company on its core competencies, particularly its deep domain expertise in end-to-end organizational procurement. This charge covers severence pay and other restructuring costs.

NET LOSS

     For the three months ended February 28, 1999 the Company reported a net loss of $1,649,384 (or $0.20 per share) as compared to a net loss of $423,625 (or $0.14 per share) for the three month period ended February 28, 1998. This loss was caused by the continuation of low revenues which were not sufficient to cover operating costs. The loss for the three months ended February 28, 1999 was worse than the loss for the same period ended February 28, 1998 primarily due to higher operating expenses, including a restructuring charge of $610,453 as described in the discussion of expenses. The loss per share increased as a result of the higher operating expenses and restructuring charge and was offset in part due to an increase in the average outstanding shares for the three months ended February 28, 1999 to 8,169,408 shares as compared to average outstanding shares for the three months ended
February 28, 1998 of 3,094,967 shares.

     For the nine months ended February 28, 1999, the Company reported a net loss of $3,348,875 (or $0.41 per share) as compared to a net loss of $1,464,582 (or $0.56 per share) for the nine month period ended February 28, 1998. This loss was caused by the continuation of low revenues which were not sufficient to cover operating costs. The loss for the nine months ended February 28, 1999 was worse than the loss for the same period ended February 28, 1998 primarily due to increased operating expenses, including a restructuring charge of $610,453, as described in the discussion of expenses. The decrease in the loss per share resulted from an increase in the average outstanding shares for the nine months ended February 28, 1999 to 8,117,788 shares as compared to average outstanding shares for the nine months ended February 28, 1998 of 2,617,159 shares.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a working capital deficit of $863,719 at February 28, 1999 as compared with working capital of $2,324,267 at May 31, 1998, a decrease in working capital of $3,187,986. This decrease resulted primarily from the loss for the nine month period of $3,348,875 and the use of working capital to acquire property and equipment of $215,860 offset in part by the proceeds received from the exercise of a warrant of $142,500 and proceeds of $50,508 from financing of equipment. Cash decreased from $2,918,548 at May 31, 1998, to $1,975,567 at February 28, 1999, a decrease of $942,981.

     In connection with the resignation of Joseph D. Mooney, the Company is obligated under a termination agreement to continue to pay Mr. Mooney's salary through January 31, 2001. The unpaid obligation as of February 28, 1999 was $383,333 of which $200,000 is classified as current and $183,333 is classified as noncurrent.

     The Company made $277,393 in capital expenditures during the nine month period ended February 28, 1999 and $7,940 in the nine month period ended February 28, 1998.

     On March 23, 1999, the Company began a rights offering whereby it has distributed subscription rights to persons who owned shares of the Company's common stock on March 22, 1999. During this rights offering, the Company may issue up to 6,151,382 shares of common stock. The gross proceeds to the Company will be $5,536,244 if all shares are subscribed for. The Company expects to receive minimum proceeds of approximately $3.6 million, in light of a stand-by commitment made by L-R Global Partners, L.P., as well as the commitment of Michael G. Kerrison, CEO of PurchaseSoft to exercise his subscription privileges for up to $100,000 of subscription rights, in each case to the extent that available shares are not fully subscribed for by other stockholders.

     In order to obtain working capital to implement the Company's reorganization and restructuring plans, the Company borrowed $2 million on February 9, 1999 from L-R Global Partners, L.P. and signed a demand promissory note in return. Under the terms of this note, the Company must repay the principal and interest due at any time upon the demand of L-R Global. L-R Global has agreed to exercise its basic subscription privilege in the rights offering for at least $2,727,000 and cancel the debt represented by the note as part of the purchase price for shares purchased in the rights offering. L-R Global has also made a stand-by commitment that if the rights offering is undersubscribed and, as a result, the Company's proceeds from the rights offering are less than $5,000,000, L-R Global will purchase additional shares of common stock to make up the shortfall, but only up to a total investment, in this offering, of $3,500,000. The Company believes that the expected minimum proceeds from the rights offering of approximately $3.6 million, its existing capital resources, interest income, and revenue from software sales and services will be sufficient to fund its planned operating expenses and capital requirements for at least the next twelve months.

     The Company cannot assure you, however, that its funds including any funds raised in the rights offering will be sufficient to meet the Company's operating expenses and capital requirements during such period. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the results of the Company's software development efforts, the level of resources the Company commits to marketing and sales efforts, the ability of the Company to maintain existing customers and develop new ones, and activities of competitors and other factors.

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

     The Company is engaged in an ongoing review of its computer systems, software applications, and related equipment used in connection with its internal operations for Year 2000 problems. Since the majority of the computer programs used by the Company are off-the-shelf, recently developed programs from third-party vendors, the Company believes such programs are less likely to have Year 2000 problems. Although some vendors make verbal assurances of Year 2000 compliance, there can be no certainty that the systems used by the Company will not be affected. The Company intends to continue monitoring, testing, replacing or enhancing its internal applications to ensure that risks related to such systems are minimized. This process is expected to be completed over the next several quarters.

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

     The Company's products are generally integrated with other systems its customers may have, and such systems may not be Year 2000 compliant. Year 2000 problems in these systems might significantly limit the ability of the Company's customers to realize the intended benefits offered by the Company's products. The Company has no plans to ascertain whether the internal systems of its customers are Year 2000 compliant.

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

     The Company does not have any specific contingency plans if any Year 2000 problems develop with respect to the Company, its embedded systems or systems acquired from vendors. Contingency plans will be developed if it appears the Company or its key vendors will not be Year 2000 compliant and additionally if such noncompliance is expected to have a material adverse impact on the Company's operations. The cost of developing and implementing such plans may itself be material.

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

PART II.   OTHER INFORMATION

Item 2.    Changes in Securities

                On February 1, 1999, the Company issued 47,081 shares of its common stock to Michael G. Kerrison, its CEO under a compensation agreement. The issuance of the common stock was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits

           10.1 Demand Promissory Note, dated February 9, 1999, of PurchaseSoft, Inc. to L-R Global Partners, L.P.*

           10.2 Agreement and General Release, dated as of January 31, 1999, by and between Joseph D. Mooney and PurchaseSoft, Inc.*

           10.3 Compensation Agreement, dated as of February 1, 1999, by and between Michael G. Kerrison and PurchaseSoft, Inc.*



           FOOTNOTES:
           * Incorporated herein by reference from the Company's Form S-3 Registration Statement, File #333-73209 filed on March 22, 1999.


     (b)   Reports on Form 8-K

           None

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PURCHASESOFT, INC.



Date:  April 14, 1999              By:  /s/  Michael G. Kerrison
                                      -----------------------------------------
                                      Name:  Michael G. Kerrison
                                      Title: Chairman of the Board of Directors
                                             and Chief Executive Officer




Date:  April 14, 1999              By:  /s/  Philip D. Wolf
                                      ------------------------------------------
                                      Name:  Philip D. Wolf
                                      Title: Treasurer and Chief Financial
                                             Officer