Form 10QSB/A
period 1999-02-28
PURCHASESOFT INC
filed 1999-04-15
CIK 727063

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


                               PURCHASESOFT, INC.
                                 BALANCE SHEETS

                                                       (Unaudited)
                                                     February 28, 1999     May 31, 1998
                                                     -----------------  -----------------
Assets
Current Assets:
  Cash and cash equivalents                          $   1,975,567      $   2,918,548
  Accounts receivable, net                                 107,989            103,145
  Prepaid expenses and other current assets                136,730              5,045
                                                     -----------------  -----------------
Total Current Assets                                     2,220,286          3,026,738
                                                     -----------------  -----------------

Property and equipment, net                                272,799             46,067
                                                     -----------------  -----------------

Other Assets
  Security deposits                                         39,234              9,124
                                                     -----------------  -----------------
Total Other Assets                                          39,234              9,124
                                                     -----------------  -----------------

Total Assets                                         $   2,532,319      $   3,081,929
                                                     -----------------  -----------------
                                                     -----------------  -----------------

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
  Accounts payable                                   $     228,161      $     219,092
  Note payable                                           2,000,000                 --
  Current obligations under capital leases                  47,710                 --
  Accrued expenses                                         682,230            389,781
  Deferred revenues                                        125,904             93,598
                                                     -----------------  -----------------
Total Current Liabilities                                3,084,005            702,471
                                                     -----------------  -----------------

Noncurrent obligations                                     225,231                 --
                                                     -----------------  -----------------

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


                                         PURCHASESOFT, INC.



Date:  April 15, 1999              By:  /s/  Michael G. Kerrison
                                      -----------------------------------------
                                      Name:  Michael G. Kerrison
                                      Title: Chairman of the Board of Directors
                                             and Chief Executive Officer




Date:  April 15, 1999              By:  /s/  Philip D. Wolf
                                      ------------------------------------------
                                      Name:  Philip D. Wolf
                                      Title: Treasurer and Chief Financial
                                             Officer