Form 10KSB
period 1999-05-31
PURCHASESOFT INC
filed 1999-08-27
CIK 727063

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
  [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1999;

  or

  [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to_______.


Commission File Number 0-11791

                               PURCHASESOFT, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


Delaware                                                          13-2897997
-------------------------------                        ---------------------
(State or Other Jurisdiction of                        (IRS Employer ID No.)
 Incorporation or Organization)

7301 Ohms Lane
Suite 220                                                              55439
Edina, Minnesota  55439                                           ----------
---------------------------------------                           (Zip Code)
(Address of Principal Executive Offices)

Issuer's Telephone Number, Including Area Code:               (612) 941-1500

Securities Registered Under Section 12(b) of the Exchange Act:          None
Securities Registered Under Section 12(g) of the Exchange Act:

Title of Each Class
---------------------------------------
Common Stock, par value $0.01 per share

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

Issuer's revenues for its most recent fiscal year:   $372,255

The aggregate market value of the Common Stock, par value $0.01 per share ("Common Stock"), held by non-affiliates of the Registrant (totaling approximately 2,420,640 shares) was approximately $1,435,440 as of July 31, 1999 (based upon the closing bid of the Registrant's Common Stock on the OTC Bulletin Board on July 31, 1999 of $0.593 per share). The term affiliates is deemed, for this purpose only, to refer only to directors, officers, and principal stockholders of the Registrant.

State the number of shares outstanding in each of the issuer's classes of common equity, as of July 31, 1999.

               CLASS                                OUTSTANDING
               -----                                -----------
       Common Stock, par value                    13,807,015 shares
       $0.01 per share



                       DOCUMENTS INCORPORATED BY REFERENCE

      No documents are incorporated by reference into this Annual Report on
                                  Form 10-KSB.

                               PURCHASESOFT, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                                  MAY 31, 1999

                              CROSS REFERENCE SHEET



                                             PART I                                                         PAGE
                                                                                                            ----
Item 1        Description of Business                                                                          1

Item 2        Description of Property                                                                          9

Item 3        Legal Proceedings                                                                                9

Item 4        Submission of Matters to a Vote of Security Holders                                             10


                                              PART II

Item 5        Market for Common Equity and Related Stockholder Matters                                        10

Item 6        Management's Discussion and Analysis or Plan of Operations                                      11

Item 7        Financial Statements                                                                            16

Item 8        Changes in and Disagreements with Accountants on Accounting                                     16
              and Financial Disclosure

                                             PART III

Item 9        Directors, Executive Officers, Promoters, and Control Persons;
              Compliance with Section 16(a) of the Exchange Act                                               17

Item 10       Executive Compensation                                                                          19

Item 11       Security Ownership of Certain Beneficial Owners and
              Management                                                                                      22

Item 12       Certain Relationships and Related Transactions                                                  24

Item 13       Exhibits, List and Reports on Form 8-K                                                          25

       Except for the historical information contained herein, this Annual Report on Form 10-KSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, (i) the Company's belief in the growth of the purchasing and procurement systems software market and (ii) expectations for the Company's strategy and future performance. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties set forth under the heading "Risk Factors" and the following risks and uncertainties: (i) the Company's history of losses and accumulated deficit, limited revenues, and the uncertainty of future profitability; (ii) the uncertainty of market acceptance of PurchaseSoft-TM- software; (iii) new management and ability to recruit sales, service, and implementation personnel; (iv) the intense competition in the software field; (v) the dependence on a single product line and rapid technological change in the industry; (vi) new product development, and (vii) fluctuations in quarterly operating results. The forward-looking statements contained herein represent the Company's judgment as of the date of this Annual Report on Form 10-KSB, and the Company cautions readers not to place undue reliance on such statements.

         Except as otherwise noted, all information in this Annual Report on Form 10-KSB reflects a one-for-six reverse stock split of the Company's Common Stock effected on July 22, 1997.

PART I:

ITEM 1:   DESCRIPTION OF BUSINESS

THE COMPANY

                  In 1977 PurchaseSoft, Inc., formerly Greentree Software, Inc. (the "Company"), began operations as a management consulting firm specializing in purchasing and materials management. The Company was initially incorporated under the laws of the State of New York with the name Schacher, Greentree & Co., Inc. and later changed its name to Greentree Software, Inc. In 1985, the Company introduced its first software product for purchasing and materials management, Computer Aided Purchasing-Registered Trademark- ("CAP"), for use on IBM compatible personal computers. Since 1991, all of the Company's revenues have been derived from the sale and maintenance of software products and services. In November 1998, the Company reincorporated in the State of Delaware by means of a migratory merger and in the process changed its name to PurchaseSoft-TM- , Inc. to better reflect its focus.

         In May 1994, the Company released its first Microsoft Windows and client/server based purchasing and materials management software system, GT Purchase PRO. The Company released GT Purchase PRO version 6.0 in May 1997. In the fall of 1997, the product name was changed from GT Purchase PRO to PurchaseSoft-TM- 2.0 consistent with the wider "enterprise" scope of the Company's software solution. The latest release, PurchaseSoft-TM- 5.1, was released in April 1999. PurchaseSoft-TM- solutions provide a complete end-to-end electronic procurement system featuring electronic catalogs, requisitioning, e-mail enabled authorization, request for quotations, quotations, reports and analyses, purchasing, receiving, inventory management, fixed asset management, invoice management and advanced decision support.

         In the third quarter of fiscal 1999, the Company recorded a restructuring charge of $610,453. The charge resulted from a reorganization of the Company's executive management and other workforce reductions and included severance pay and other minor restructuring costs. The Company has recorded as of May 31, 1999, accrued restructuring expenses of $377,961, which consist solely of remaining severance payments. All changes to the restructuring accrual have been the result of payments of the related expenses.

CURRENT PRODUCT

         PurchaseSoft-TM- 5.1 is a full life-cycle suite of software modules for improving the performance of Purchasing and Materials Management. As a companion to Financial Accounting Software, PurchaseSoft-TM- 5.1 gives everyone, including requisitioners, managers, buyers, and executives, a better and more efficient solution for purchasing and materials management automation. PurchaseSoft-TM-
5.1 is compatible with Structured Query Language ("SQL") databases, the client/server architecture, and e-mail. PurchaseSoft-TM- 5.1 is an enterprise-wide application developed in Powerbuilder 5.0 that is shipped as a 32-bit application for Windows 95, 98 and NT users.

         The complete PurchaseSoft-TM- 5.1 software suite includes the following modules:

            Purchasing                          Inventory
            Requisitioning                      Invoice Matching
            Receiving                           Asset Management
            Quotations                          Blanket Orders
            Request for Quotations (RFQs)       Accounts Payable Interface
            Budgeting                           Migration and Integration
            Third Party Billing                 Web Requisitioning
            Web Quotations                      Document Imaging

         All of the modules can be integrated into one common logical system, and interfaces are available for supporting external Accounts Payable and MRO applications and systems. The software routes electronic purchase requisitions as application-level communication. Requisitions flow via corporate LANs, WANs, Internet, or Intranet to back-office solution processing. Requisitions are created using on-line, electronic product and services catalogs. Before reaching back-office processing, requisitions must be approved, and this is achieved using an authorization cycle as established through user-defined workflow routed on top of existing e-mail systems.

         Requisitions can be converted to RFQs to support the bidding and sourcing process, or requisitions can be turned directly into purchase orders. All information is processed at the line item level. Buyers can turn one requisition into many purchase orders or many requisitions into one P.O. A blanket purchase order feature handles routine and repetitive purchases. Purchase orders can be sent to vendors via paper, fax, and e-mail or exported for EDI exchange.

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

         Requisition authorization requests move over existing e-mail systems using MAPI. Contracts, product specifications, and other documents are managed as file attachments using OLE automation. Also, the system supports robust industry standard databases - Microsoft SQL Server and Oracle.

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

FUTURE PRODUCTS

         The Company intends to introduce two new versions of its product within the next year. Development of a web-based version of PurchaseSoft-TM-
5.1 written in JAVA is currently in process. This JAVA product will have functionality similar to PurchaseSoft-TM- 5.1, but will have a flexible architecture designed to take advantage of technological advancements in the Internet and Intranets. The new product will be branded as "PurchaseSmart-TM-." The Company intends to begin a phased delivery of PurchaseSmart-TM- beginning in the fall of 1999. The Company believes that delivering products compatible with a range of technologies will optimize its ability to serve its customers on the leading edge of technology as well as providing companies with state-of-the-art solutions.

         The second new product being introduced will be branded as "SourceSmart-TM-," and is being designed for organizations with existing MRP or ERP systems, who require a best-of-breed procurement system to integrate with their current system. SourceSmart-TM- will provide the front-end requisitioning and receiving capability plus the back-end reporting and analysis functionality contained in PurchaseSmart-TM- while utilizing the workflow transactions from an existing ERP system.

         The company has entered into an OEM agreement with a third party software developer, so that it can offer a complete document imaging solution as part of both its PurchaseSoft-TM- and PurchaseSmart-TM- offerings. This software enables users to attach multiple documents to individual records within PurchaseSoft-TM- and PurchaseSmart-TM-, either existing Windows documents using drag-and-drop, or by scanning hard copies. This greatly expands the functionality of both applications because it provides on-line access to scanned images, such as invoices, quotations, and appropriation requests, directly from within the PurchaseSoft-TM- and PurchaseSmart-TM-applications.

         Additionally, PurchaseSoft-TM- has developed a joint marketing and development relationship with Harbinger Corporation. The Harbinger Knowbility-TM- content management services and software help customers build and maintain accurate data within both internal and external catalogs. Harbinger currently has developed electronic catalogs for over 200 suppliers, providing faster, easier access to item searches.

         As an add-on to the PurchaseSmart-TM- product range, development of customized scheduled business events (SBEs) are in process. In effect, these customized objects `monitor' activity in the PurchaseSmart-TM- application, and alert the users appropriately. An example would be when expenditures appear to be exceeding budgets. These objects would be tailored to individual customer business rules, and as such represent service revenue to the company.

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

         According to Forrester Research, Internet-based business-to-business electronic commerce is expected to grow rapidly from $43 billion in 1998 to $1.3 trillion in 2003, exceeding business to consumer electronic commerce by a factor of nine to one in 2003. According to the Aberdeen Group, businesses that successfully implement electronic procurement can realize savings in time and operational costs. Those who have succeeded have been able to cut process costs by up to 70% and achieve up to a 300% return on investment. They are realizing big savings in processing each order - more than $70 for each - and are significantly reducing the time needed to complete a purchase requisition cycle - up to 70%, stated the Aberdeen Group.

         The Company is targeting the construction industry, retailing (franchising) industry, hospitality industry and a subset of the manufacturing industry related to customers who are using BPCS software published by SSA. The Company is expecting to reach these targeted markets through an integrated marketing campaign consisting of direct mail, trade shows, public relations, advertising, seminars, web site, and telemarketing. The objective for each component of the marketing campaign for the short term is to create qualified leads.

DISTRIBUTION STRATEGY

         The enterprise wide, client/server and browser markets, because they are emerging markets, afford the greatest immediate revenue opportunity. The Company's strategy is two-fold: first; build a direct sales force to sell directly to middle market companies and second; build partnerships and alliances with system integrators, strategic partners and other software vendors. There can be no assurance that the Company will be successful in developing its alliance and partner network or in recruiting a sales staff to meet its needs.

COMPETITION

         The software products industry is intensely competitive. The Company faces competition from several sources ranging from large ERP vendors (SAP, BAAN, Oracle and PeopleSoft), medium sized vendors (J.D. Edwards, QAD, American Software and Symix) industry specific vendors and best-of-breed vendors. These best-of-breed competitors have focused on certain market segments. Some focus on the large enterprises, such as Fortune 500 companies (Ariba, Commerce One, Intelisys, TRADE'ex, Sun-Netscape Alliance, Clarus), others focus on the mid-market (RightWorks, GEIS, Remedy) and still others on the low end of the market (American Tech, TSA Gateway, Palmas, Trilogy). Another market segment is currently emerging which is purely Internet-based - selling, delivering and accessing their products solely through the Internet. Competitors in this market include: works.com, elcom.com, and Procurenet.

         The Company believes it competes on the basis of product features, performance, and price and compares favorably to the competition in each of these categories. The Company believes that its history of financial performance has negatively affected its image in the marketplace and that it has lost potential business from potential customers who expressed concerns about the Company's past operating history, financial stability and ability to remain solvent. The Company believes that the equity raised in the rights offering which was completed in May 1999 will position the Company to overcome these objections. It is impossible to predict what effect these issues may have on the Company's future market image, overall competitiveness, and ability to market its products. There can be no assurance that the Company will be able to grow sufficiently to enable it to compete effectively.

DEVELOPMENT

         Since its inception, the Company has made substantial investments in research and development. The Company spent approximately $754,000 and $275,000 in fiscal 1999 and fiscal 1998, respectively, on research and development activities, including amounts capitalized as part of deferred software development costs of approximately $0 and $75,000, respectively. The Company believes that timely development of new software product enhancements to existing software products is essential to build its position in the marketplace. From February 1996 to July 1997, the Company had all software development work on the Company's product performed by outside developers. Beginning in July 1997, the Company moved all software development and product support to internal operations.

         As with any new software product, PurchaseSoft-TM- products have, and may continue to contain, "bugs." The Company has a formal quality assurance program, as well as beta testing by select customers and/or prospects to identify those bugs which are considered significant and need to be corrected prior to general release of the product/module to prospects and customers. Management believes that all significant bugs with respect to the modules released to date have been identified and corrected or are being corrected.

SOFTWARE MAINTENANCE

         Maintenance revenues for fiscal 1999 and fiscal 1998 were $175,869 and $79,090, respectively. Maintenance revenues increased 122.4% due to recognizing a full year of revenue for accounts that were added during the last fiscal year and adjusting renewal pricing of software maintenance based on list prices for software rather than discounted pricing. Maintenance contracts have been generally sold to customers for 15% of the software product cost. These contracts entitle the customer to telephone support and unspecified upgrades, as they become available.

WARRANTIES

         The Company's standard maintenance agreement for PurchaseSoft-TM-modules provide that the Company will furnish services as are necessary to correct any malfunction in the software. Under the terms of these agreements, if the Company is unable to correct a malfunction by means of telephone or telecommunication assistance, repairs may, at the customer's option, be performed on the premises where the software is located. For such services rendered, the customer is obligated to pay the Company fees at certain prescribed rates as set forth in the agreement and to provide reimbursement for travel and other expenses. Such services were not significant during fiscal 1999 or 1998.

COPYRIGHTS, TRADEMARKS, AND PATENTS

         The Company has applied to register with the United States Patent and Trademark Office the trademark "PurchaseSoft-TM-" for its purchasing and materials management software product. The Company has sought, and will continue to seek, the protection of all of its software and documentation through a combination of contract, copyright, trademark and trade secret laws, as appropriate. Existing copyright laws afford only limited protection. The Company cannot assure you that these protections will be adequate or that competitors will not independently develop technologies that are superior to the Company's technology. The Company cannot assure you that third parties will not assert infringement claims against the Company in the future. The Company intends to aggressively protect its trademark, copyright and proprietary rights against any attempt by a competitor or any other person or entity to infringe or interfere with such rights. However, litigation in this area is expensive and the Company may not wish to commit funds to commence or pursue such litigation, especially because the high costs could adversely affect its operational results. Even if the Company commences litigation, there is no assurance that it would prevail, or have adequate resources to fully pursue any claims the Company may have or vigorously defend its position.

EMPLOYEES

         As of July 31, 1999, the Company had thirty-one full-time employees consisting of: four executive officers, three executive vice presidents (sales, business development and client services), seven sales and marketing personnel, eleven in development, three in professional services and customer support and three in administration. None of the Company's employees is subject to a collective bargaining agreement. The Company believes relations with employees are good.

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

History of Losses and Accumulated Deficit; Uncertainty of Future Profitability.

         The Company had a net loss of approximately $4.5 million for the fiscal year ended on May 31, 1999 and had an accumulated deficit at May 31, 1999 of approximately $21.4 million. The Company has experienced ongoing losses from operations and expects that such losses will continue for at least some period until product sales may be generated in sufficient volume to offset expenses. For the fiscal year ended May 31, 1999, the Company had revenues of $372,255. For the fiscal year ended May 31, 1998, the Company had revenues of $616,639. The Company does not expect to be profitable unless and until such time as sales of its software products and services generate sufficient revenue to fund its operations.

Uncertainty of Market Acceptance of PurchaseSoft-TM- Software.

         The Company has invested heavily in research for, and development of, its core purchasing and materials management software system - PurchaseSoft-TM-. Although the Company feels its GT Purchase Pro product has been received favorably in the marketplace, the Company cannot offer any assurance that its PurchaseSoft-TM- product will achieve market acceptance. The Company believes that its history of financial performance has negatively affected its image in the marketplace and that it may have forfeited business from potential customers who expressed concerns about the Company's financial status and ability to remain solvent. The Company believes that the management reorganization completed during the third quarter of fiscal 1999 and the proceeds of the rights offering completed in May 1999, has allowed the Company to report a cash balance of $3,824,505 and total Stockholders' Equity of $3,089,539 as of May 31, 1999 and will help position the Company to overcome these past objections. The Company believes its largest challenge is to gain wide spread market acceptance of its PurchaseSoft-TM- product. The failure to obtain market acceptance would have a material adverse affect on the Company's business.

New Management, Ability to Recruit Sales, Service, and Implementation Personnel.

         The Company's management has a very limited history in operating the Company although they are experienced in managing companies with the challenges similar to those being faced by the Company. There can be no assurance that the Company's management will be successful in meeting their planned objectives for the Company. The ability to achieve anticipated revenues is substantially dependent on the ability of the Company to attract on a timely basis and retain skilled personnel, especially key management, sales, support, and implementation personnel. The Company believes that its future success will depend in large part on its ability to attract and retain highly skilled technical, managerial, marketing, and professional services personnel to ensure the high quality of products and services provided to its customers. Competition for such personnel, in particular for product development and implementation personnel, is intense, and the Company competes in the market for such personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company. There can be no assurance that the Company will be successful in attracting and retaining skilled personnel. The Company's inability to attract and retain qualified employees would have a material adverse effect on the Company's business.

Intense Competition.

         The software products industry is intensely competitive. The Company faces competition from several sources ranging from large ERP vendors (SAP, BAAN, Oracle and PeopleSoft), medium sized vendors (J.D. Edwards, QAD, American Software and Symix) industry specific vendors and best-of-breed vendors . These best-of-breed competitors have focused on certain market segments. Some focus on the large enterprises, such as Fortune 500 companies (Ariba, Commerce One, Intelisys, TRADE'ex, Sun-Netscape Alliance, Clarus), others focus on the mid-market (RightWorks, GEIS, Remedy) and stills others on the low end of the market (American Tech, TSA Gateway, Palmas, Trilogy). Another market segment is currently emerging which is purely Internet-based - selling, delivering and accessing their products solely through the Internet. Competitors in this market include: works.com, elcom.com, and Procurenet. These competitors all offer software products performing functions similar to the Company's products. The market space in which the Company competes is experiencing tremendous growth and this will invite new competitors. There can be no assurance that competitors do not have or will not offer or develop products that are superior to the Company's products or that achieve greater market acceptance. In addition, suppliers of relational database management systems and companies that develop management information software applications for large multinational manufacturers have begun to target the Company's potential customers and offer applications that compete in the its markets. As a result, competition (including pricing competition) may increase, which could result in price reductions and loss of market share. The Company may also face market resistance from potential customers within the large installed base of legacy systems, who may be reluctant to commit the time and resources necessary to convert to an open, systems-based, client/server or browser-based software product. As the client/server and/or browser-based computing market expands, a large number of companies, many with significantly greater resources than the Company, may enter the market or increase their market share by acquiring or entering into alliances with competitors of the Company. There can be no assurance that the Company will be able to compete successfully against its competitors or that the competitive pressures faced by the Company will not adversely affect its financial performance.

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

Dependence on a Single Product-Line.

         Substantially all of the Company's revenues are expected to be derived from the sale of its PurchaseSoft -TM- software products and related support services. Accordingly, any event that adversely affects revenue generated from the sale of software or from the professional fees derived from the installation of such products, such as competition from other products, significant flaws in the products, or incompatibility with third party hardware or software products, negative publicity or evaluation, or obsolescence of the hardware platforms or software environments in which the products run, could have a material adverse effect on the Company's results of operations. The Company's future financial performance will depend on the continued development and introduction of new and enhanced versions of PurchaseSoft-TM- and other products and on customer acceptance of such new enhanced products.

New Product Development.

         The Company began redesigning its two-tiered product (PurchaseSoft-TM-5.0) to run in a three-tiered environment in May 1999. At the same time, the Company began development of its JAVA based product. The development of the JAVA based product progressed much faster than original estimates. As a result of the accelerated JAVA development, the Company decided to abandon further development of its three-tiered version of PurchaseSoft-TM- 5.0 and concentrate its resources on completing the web-based version of its JAVA based product.

         The advantage of JAVA design is that it will allow the Company's product to support more users by concentrating network traffic, distributing network processing loads, facilitating more efficient and timely maintenance and upgrading of software applications and allows the software to be installed on broader range of platforms. See the discussion under "Description of Business -Future Products." Most of the Company's working capital allocated to research and product development is being channeled towards the design of this next generation of products. The Company cannot guarantee that its design and development of these products will achieve the desired results, nor can it assure that it will be able to successfully develop the products on a timely basis. Even if development is completed as planned, the Company cannot assure that it will be able to market new products or new versions of products successfully. The failure of new products to gain market acceptance, or the Company's inability to introduce products compatible with ever-changing technology on a timely basis, would damage the Company's ability to compete in the marketplace and would have an adverse effect on the Company's business and operations.

Fluctuation in Quarterly Operating Results.

         The Company's revenues and operating results can vary substantially from quarter to quarter. Sales revenues in any quarter are substantially dependent on aggregate contracting activity and the Company's ability to recognize revenue in that quarter in accordance with its revenue recognition policies and generally accepted accounting principles.

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

         Due to the forgoing, it is likely that in one or more future quarters the Company's operating results will be below expectations of public securities market analysts. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

Intellectual Property and Proprietary Rights.

         The Company relies on a combination of copyright, trademark and trade secret laws, employee and third party nondisclosure agreements, and other industry standard methods for protecting ownership of its proprietary software and business practices. There can be no assurance, however, that in spite of these precautions, an unauthorized third party will not copy or reverse-engineer certain portions of the Company's products or obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the mechanisms used by the Company to protect its software will be adequate or that the Company's competition will not independently develop software products that are substantially equivalent or superior to the Company's software products.

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

ITEM 2:   DESCRIPTION OF PROPERTY

         In August 1998, the Company relocated its corporate office to 7301 Ohms Lane in Edina, Minnesota, where it currently occupies 8,900 sq. ft. under a sub-lease that expires on August 31, 2000. The Company also leases an office in Westborough, Massachusetts that expires on November 15, 1999 and has a lease for office space in Sarasota, Florida that expires on October 1, 2000, which it subleases at a rate approximating its lease obligation.


ITEM 3:   LEGAL PROCEEDINGS

         The Company is not currently a party to any material litigation proceedings.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended May 31, 1999.


PART II:

ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Common Stock is traded in the National Association of Securities Dealers OTC Bulletin Board (Symbol: PURC). The following table sets forth the range of high and low bid quotations of the Common Stock for each quarterly period during the two fiscal years ended May 31, 1999 and May 31, 1998 as reported by the NASD OTC Bulletin Board. The quotations in the table and the succeeding paragraph represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown, or commissions, and may not necessarily represent actual transactions.




                                                           BID
PERIOD                                             HIGH                 LOW
                                                   ----                 ---
FISCAL YEAR ENDING:
         May 31, 1999
         First Quarter                             $2.6250             $1.0310
         Second Quarter                            $1.7500             $0.6870
         Third Quarter                             $1.5000             $0.6870
         Fourth Quarter                            $1.3750             $0.6870

FISCAL YEAR ENDING:
         May 31, 1998
         First Quarter                             $3.3000             $1.0000
         Second Quarter                            $1.9370             $1.1250
         Third Quarter                             $1.6250             $0.9370
         Fourth Quarter                            $3.7500             $0.9060

         The closing bid sales price of the Common Stock on July 31, 1999 in the NASD OTC Bulletin Board (as reported by the NASD) was $0.593 per share.

HOLDERS

         As of July 31, 1999, there were approximately 400 holders of record of the Company's Common Stock. Management of the Company believes that, based on the number of proxy materials distributed in connection with the 1999 Annual Meeting of Shareholders, that the number of beneficial owners as of July 31, 1999 was approximately 2,000.

DIVIDENDS

         The Company has never paid cash dividends on its Common Stock nor does the Board of Directors anticipate the Company paying cash dividends in the foreseeable future because of the financial requirements necessary to develop operations.

NASD REQUIREMENTS

         The Company's Common Stock is traded in the over-the-counter market and reported in the NASD's OTC Bulletin Board or in the "pink sheets" as reported by the National Quotation Bureau, Inc. However, because the bid price of the Common Stock was below $5.00 per share when the Common Stock was delisted from the NASDAQ System, the Common Stock, when recommended by a broker-dealer, are subject to the limitations of Rule 15g-9 under the Exchange Act, which Rule imposes additional sales practices requirements on broker-dealers which sell the Common Stock (1) to persons other than (a) existing customers with a previous history of trading through such broker-dealer, (b) institutional accredited investors (for example, a bank or savings and loan association), and (c) a director and/or officer of the Company and/or the beneficial owner of 5% or more of the Common Stock, or (2) in transactions not exempt by the Rule. For transactions under Rule 15g-9, the broker-dealer must obtain written information from the prospective purchaser as to his or her financial situation, investment experience, and investment objectives, and based on such information, reasonably determine that transactions in the security are suitable for that person and that the prospective investor (or his or her independent advisor) has sufficient knowledge and experience in financial matters so as to be reasonably expected to be capable of evaluating the risks of transactions in such security. The broker-dealer must also receive the purchaser's written agreement to the transaction prior to the sale. Certain broker-dealers, particularly if they are market makers in the Common Stock, will have to comply with the disclosure requirements of Rules 15g-2, 15g-3, 15g-4, 15g-5, and 15g-6 under the Exchange Act. Consequently, Rule 15g-9 and these other Rules may adversely affect the ability of broker-dealers to sell the Common Stock as a result of the delisting.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Financial Statements and Notes thereto and the other financial information included elsewhere in the Form 10-KSB Annual Report. This Management's Discussion and Analysis of Financial Condition and Results of Operations section contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The discussion below and under the heading "Risk Factors" sets forth certain factors the Company believes could cause actual results to differ materially from those contemplated by the forward looking statements. The Company undertakes no obligation to update the information contained in this Item 6.

FISCAL YEAR ENDED MAY 31, 1999 VS. 1998

OVERVIEW

         This was a very difficult year for the Company. The Company reported a net loss for the year of $4,469,376 and completed a management reorganization at the end of the third quarter. In a press release dated February 1, 1999, the Company announced the resignation of Joseph D. Mooney as CEO, Chairman of the Board and a Director, effective February 1, 1999. Michael G. Kerrison, who joined the Company as a Director and Consultant in October 1998, was named CEO and Chairman of the Board. Mr. Kerrison has considerable experience in the software and IT services industries, having founded and run two successful software and services companies over the last eighteen years.

         The Company reported a restructuring charge of $610,453 in conjunction with the reorganization of the Company's management and workforce and its plans to refocus the Company on its core competencies, particularly its deep domain expertise in end-to-end organization procurement. Although revenues for the first six months of fiscal 1999 were ahead of the comparative prior year period by 27%, it became apparent during the second quarter, that the Company lacked focus, that revenues were lagging, and that the sales organization needed restructuring. New sales management was hired and nearly the entire sales force was replaced. The fourth quarter was significantly impacted by this reorganization and its massive disruption of the sales process.

         Product revenue for fiscal 1999 was $86,550 as compared to $383,877 for fiscal 1998, a decrease of $297,327, or 77.5%. The principal factor contributing to this decline was the ineffectiveness of the sales and marketing initiatives undertaken by the previous management team. See also the discussion under the heading "Risk Factors - Uncertainty of Market Acceptance of PurchaseSoft-TM- Software."

         The Company commenced a rights offering to shareholders of record as of March 23, 1999, in order to obtain additional working capital to implement the Company's reorganization plan. The rights expired on April 30, 1999 and the offering was successfully completed in early May 1999. Stockholders of record exercised rights to purchase 5,605,173 shares of the Company's Common Stock at an exercise price of $0.90 per share, raising gross proceeds before expenses of $5,044,655. Expenses of the offering were $119,052. L-R Global Partners, L.P., the Company's largest shareholder, acquired 4,930,000 shares of common stock in this offering for an investment of $4,437,000. Michael G. Kerrison, CEO of PurchaseSoft-TM- exercised rights to purchase 111,111 shares of common stock for an investment of $100,000.

         During the fourth quarter of fiscal 1999, the Company under new management, began three significant initiatives which it believes will position the Company for success. The first was the creation of an R&D Council consisting of sales, marketing, development and finance personnel which is scheduled to meet regularly to create a strategic plan for software development updates and new product introductions. PurchaseSoft-TM- 5.1 was released in April 1999, and the Company is currently developing two new products, PurchaseSmart-TM- and SourceSmart-TM- all as a direct result of this initiative. Refer to the sections titled "Description of Business - Current Product" and "Description of Business - Future Products" for further discussion.

         The second initiative was the retention of an outside marketing firm to conduct marketing research to identify three or four vertical markets where the Company's product fit would be best suited and to develop marketing messages and programs directed at these markets. Based on the recommendations received, the Company is targeting the construction industry, retailing (franchising) industry, hospitality industry and a subset of the manufacturing industry related to customers who are using BPCS software published by SSA. The Company has also retained an outside telemarketing firm specializing in high technology lead generation to create an uninterrupted flow of new qualified leads for the sales organization.

         The third initiative was the creation of a Client Advocacy Task Force consisting of several executives, customer support and development personnel. This group created several teams and initiated discussions with each customer to determine their level of satisfaction with the software, support services and to identify additional revenue opportunities in the Company's installed customer base.

         The management team and the Board of Directors acknowledge the difficulties that the Company has faced in the past but are committed to increasing shareholder value by providing customers with state-of-the-art and leading edge procurement solutions and services.

REVENUES

         Total revenue, which includes product and service revenue, for fiscal 1999 was $372,255 compared to $616,639 for fiscal 1998, a decrease of $244,384 or 39.6%. Product revenue for fiscal 1999 was $86,550 compared to $383,877 for fiscal 1998, a decrease of $297,327 or 77.5%. Service revenue for fiscal 1999 was $285,705 compared to $232,762 for fiscal 1998, an increase of $52,943 or 22.7%. Included in service revenue for fiscal 1999 were professional services of $109,836 compared to $153,672 for fiscal 1998, a decrease of $43,836 or 28.5%. Also included in service revenue for fiscal 1999 was maintenance revenue of $175,869, compared to $79,090 for fiscal 1998, an increase of $96,779 or 122.4%.

         Product revenues decreased by 77.5% for fiscal 1999. Although revenues for the first six months of fiscal 1999 were ahead of the comparative prior year period by 27%, it became apparent during the second quarter, that the Company lacked focus, that revenues were lagging, and that the sales organization needed restructuring. New sales management was hired and nearly the entire sales force was replaced. The fourth quarter was significantly impacted by this reorganization and its massive disruption of the sales process. In addition, the Company believes that certain prospective customers did not place orders, due to concerns with the Company's past operating history.

         Professional service revenue decreased as the result of significantly fewer software installations for new customers. Although software sales decreased 77.5%, professional service revenue only declined 28.5%. Services provided to existing customers significantly offset the impact of the loss of service revenue derived from new installations. Maintenance revenues increased 122.4% due to recognizing a full year of revenue for accounts that were added last fiscal year and adjusting renewal pricing of software maintenance based on list prices for software rather than discounted pricing.

EXPENSES

         Cost of revenues for fiscal 1999 were $173,273 compared to $682,301 in fiscal 1998, a decrease of $509,028 or 74.6%. The Company's previously capitalized software costs were fully amortized as of May 31, 1998 so there was no amortization expense in fiscal 1999. Amortization of capitalized software was $601,733 in fiscal 1998. The company did not capitalize any software development costs in fiscal 1999. Offsetting this reduction was an increase in labor costs of $67,835 associated with providing professional services and customer support.

         Selling expenses for fiscal 1999 were $1,448,634 compared to $582,539 in fiscal 1998, an increase of $866,095 or 148.7%. Increases of $429,106 in sales compensation, $91,068 in sales travel and $307,808 in marketing and promotion expenses are the primary items that account for the increase over fiscal 1998. Based on a fresh infusion of equity capital just prior to the beginning of fiscal 1999, the Company increased and upgraded its direct sales force and added sales management to bring its PurchaseSoft-TM-software product into the middle market. Travel expenses increased as the direct sales force increased. The Company also made an investment in marketing collateral and trade shows to support the aggressive sales campaign.

         General and administrative expenses for fiscal 1999 were $1,911,309 compared to $1,452,334 in fiscal 1998, an increase of $458,975 or 31.6%. Increases of $128,658 in administrative compensation and corporate benefit programs, $78,745 in communication expenses, $126,704 in recruiting fees and $141,020 in office rent are the primary items that account for the increase over fiscal 1998. Certain administrative salaries as well as corporate benefits increased as the company grew from seventeen employees at May 31, 1998 to twenty eight employees at May 31, 1999. The company added high-speed communications capabilities between the Company's offices in Edina, MN and Westborough, MA as well as to the Internet. The Company retained several recruiting firms to find candidates for new positions. Rent expense increased in connection with the Company's relocation of its corporate office from Eden Prairie, MN to Edina, MN in August 1998.

         Research and development expenses for fiscal 1999 were $753,902 compared to $199,882 in fiscal 1998, an increase of $554,020 or 277.2%. For comparison purposes, in order to properly evaluate the year to year change, the capitalized development costs of $75,361 for fiscal 1998 need to be added back to the net expenses for an adjusted total R&D cost of $275,243. Since no software development costs were capitalized for fiscal 1999, no adjustment is necessary to fiscal 1999. Fiscal 1999 R&D expenses represent a $478,659 increase over the adjusted fiscal 1998 expenses. This increase is primarily attributable to the addition of a software development manager and additional developers.

         A restructuring charge of $610,453 was taken in the third quarter of fiscal 1999 as the result of a reorganization of the Company's executive management and workforce in order to refocus the Company on its core competencies, particularly its deep domain expertise in end-to-end organizational procurement. This charge covered severance pay and other minor restructuring costs.

         Net interest income for fiscal 1999 was $55,940 compared to $11,200 for fiscal 1998, an increase of $44,740 or 399.5%. This additional income resulted from the investment of funds not needed for current operations into an interest bearing account until such time as the funds were needed for operations.

NET LOSS

         For fiscal 1999, the Company reported a net loss of $4,469,376 (or $0.52 per share) as compared with a net loss of $2,289,217 ($0.79 per share) for fiscal 1998. The fiscal 1999 loss increased over the fiscal 1998 loss due to increases in the Company's selling and marketing efforts, costs of administration, including compensation, benefits, occupancy costs and communication infrastructure, increased software development efforts, the restructuring charge to reorganize executive management and workforce and refocus the Company on its core competencies and was offset in part by a reduction in amortization of software development costs, as all capitalized software costs were fully amortized at the end of fiscal 1998. The decrease in the loss per share resulted from an increase in the average outstanding shares during fiscal 1999 to 8,553,362 from 2,885,760 for fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of May 31, 1999, the Company had cash and cash equivalents totaling $3,824,505 and working capital of $2,908,256. The Company used $4,029,450 of cash in operating activities during fiscal 1999. Substantially all of this is attributable to the net loss for the period of $4,469,376 and was offset in part by increases in accounts payable and accrued expenses of $331,531. The Company used $282,802 of cash in investing activities during fiscal 1999 to acquire property and equipment and increase its security deposits. The Company raised $5,084,877 of cash from financing activities during fiscal 1999 principally from the sale of its common stock and the exercise of a warrant.

         During fiscal 1999, the Company raised gross proceeds of $5,187,155 from the issuance of common stock in a rights offering that was completed in May 1999 and the exercise of a warrant in September 1998. The Company incurred $119,052 in expenses in connection with these capital-raising efforts. Proceeds from the sale of these shares were used to fund product development, sales, and the Company's general operating expenses.

         In connection with the resignation of Joseph D. Mooney, the Company is obligated under an Agreement and General Release to continue to pay Mr. Money's salary through January 31, 2001. The unpaid obligation as of May 31, 1999 was $333,333 of which $133,332 is classified as a noncurrent. This obligation is payable in equal installments on a semi-monthly basis.

         The Company made $314,580 in capital expenditures during fiscal 1999, including assets acquired under capital leases as compared with $13,691 in fiscal 1998. The Company had no significant commitments as of May 31, 1999 for capital expenditures.

         The Company believes that its existing capital resources, interest income, and revenue from software sales and services will be sufficient to fund its planned operating expenses and capital requirements through the end of fiscal 2000. However, there can be no assurance that such funds will be sufficient to meet the Company's operating expenses and capital requirements during such period. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the results of the Company's software development efforts, the level of resources the Company commits to marketing and sales efforts, the ability of the Company to maintain existing and develop new customers, and activities of competitors and other factors.


YEAR 2000 ISSUES

         The Company believes that its PurchaseSoft-TM- products are Year 2000 compliant. This means that, based on reasonable investigation and remediation efforts, the Company anticipates that it will be able to provide uninterrupted, Year 2000 compliant goods and services to its customers throughout the period that includes the change in century. As of August 1999, in the course of the Company's Year 2000 review, it has not found any Year 2000 problems that would affect the mission critical functionality of its products, GT Purchase PRO v6.1.x and PurchaseSoft-TM- v5.x.

         The Company has also researched its mission critical business partners. Most of its suppliers are confident that they will be able to provide Year 2000 compliant products and services. In particular, the Company has researched the Sybase tools that have been used to build its products, and believe they are in compliance. The Company is advised that the SilverStream development tools and the Samson InfoTech software products that it is using to build its newest products are also Year 2000 compliant.

         The Company has conducted a comprehensive review of the Year 2000 compliance of its significant internal information systems. The Company has recently upgraded its financial accounting software package to a version that is Year 2000 compliant. The Company discovered, in the course of its review, that the voice mail system currently in use in its Minneapolis office is not Year 2000 compliant. The Company has made arrangements to have that system replaced with a system that Lucent Technologies has represented as compliant. To date, the Company believes that the significant business, accounting and operations software it uses internally are either compliant or can be remediated without material impact on its business operations.

         The Company has budgeted $10,000 to be used for Year 2000 compliance related issues. The Company believes this sum is sufficient to meet any as yet undiscovered Year 2000 issues in light of the review that it has just completed.

         The Company does not believe that it will experience any Year 2000 related system failures. However, as a contingency plan, it has made arrangements to have its technical staff available at both of its development offices to support its customers in the event of a Year 2000 related failure. The Company will be notifying its customers directly and through its web-site of this contingency plan. By taking advantage of its two locations, the Company expects to be able to provide uninterrupted service to all of its customers that may be occasioned by local interruptions to either power utilities or telephone service that is beyond the Company's control.

         Some of the Company's customer's hardware systems on which its product is installed may contain other software applications, some of which are integral to the function of the system or inter-operate with its product, that may not be year 2000 compliant. To date, the Company is not aware of any such system but the potential does exist. Any failure of such equipment or its installed base of software is likely to adversely affect the operation of the Company's product. The Company's business, financial condition or results of operations could be materially adversely affected by the failure of our products or by the failure of such hardware or software products provided by other parties to properly manage dates beyond 1999.

ITEM 7:   FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
                                                                                PAGE
                                                                                ----
Report of PricewaterhouseCoopers LLP                                            F-2

Balance Sheets at May 31, 1999 and 1998                                         F-3

Statements of Operations For the Years Ended May 31, 1999 and 1998              F-4

Statements of Stockholders' Equity for the Years Ended May 31, 1999 and 1998    F-5

Statements of Cash Flows for the Years Ended May 31, 1999 and 1998              F-6

Notes to Financial Statements                                                   F-7

ITEM 8:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         Not applicable.

PART III:

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

As of July 31, 1999, the executive officers and directors of the Company were as follows:


                                                                                                          Year Became
                                                                                                           Officer or
     Name                                Age                   Position with Company                        Director
------------------------                 ---          -------------------------------------               -----------
Michael G. Kerrison                      46           Chairman of the Board,                                  1998
                                                      Chief Executive Officer, and Director

Jeffrey B. Pinkerton                     51           President and Director                                  1994

Philip D. Wolf                           47           Chief Financial Officer, Treasurer,                     1998
                                                      and Assistant Secretary

Terry J. Bartz                           39           Vice President, General Counsel,                        1999
                                                      and Secretary

J. Murray Logan                          64           Director                                                1998

Donald S. LaGuardia                      32           Director                                                1998

Brad I. Markowitz                        41           Director                                                1994


         MICHAEL G. KERRISON joined the Board of Directors in October 1998 and became Chairman and CEO in January 1999. From 1995 to 1998, Mr. Kerrison was the founder and CEO of North Central Consulting, a company specializing in IT Services in the midrange market. His company was acquired by Whittman-Hart in July 1998. From 1980 to 1996, Mr. Kerrison was founder and CEO of Computer Options, Inc., a software and services firm which became SSA's 2nd largest US affiliate. He was also founder and CEO of Maintenance Innovators, Inc. from 1984 to 1986 a company specializing in third-party hardware maintenance. From 1974 to 1978, Mr. Kerrison was a Marketing Representative and Computer Finance Specialist for IBM and Itel Corporation, respectively. He received his B.B.A in Management from Ohio University in Athens, Ohio in 1974.

         JEFFREY B. PINKERTON has served as President of the Company since August 1996 and as a member of the Board of Directors since October 1995. Since 1994 and from 1987 to 1991, Mr. Pinkerton has served in various positions for the Company, including President, Executive Vice President, Vice President-Product Development, and as a member of the Board of Directors. From 1991 to 1994, Mr. Pinkerton founded and operated Viewpoint Consulting, a reseller of the Company's software products. Prior to joining the Company, Mr. Pinkerton was Director of Purchasing for American-Standard, Inc. in New York. His industrial experience includes both materials management and systems analysis. Mr. Pinkerton has published numerous articles on Purchasing and Purchasing Applications, taught a course on application design for procurement at Baruch College, NY, and published two books. Mr. Pinkerton received a BSc in Mathematics and Statistics from Sheffield University in England in 1970.

         PHILIP D. WOLF joined the Company in October 1997 and has served as Chief Financial Officer since January 1998. During 1997, Mr. Wolf served as a consultant to several start-up companies. From 1989 to 1997, Mr. Wolf was Vice President of Finance and CFO for Nice Man Merchandising, a worldwide entertainment merchandising company. From 1987 to 1989, he was Chief Financial Officer for Benchmark Computer Systems, Inc., a value-added reseller and software developer of integrated computer systems. From 1983 to 1987, Mr. Wolf was Vice President of Finance and Administration for National Information Systems, Inc., which provided computer and information services to the direct marketing industry. From 1974 to 1983, Mr. Wolf was staff accountant and became the Controller for Patchin Appraisals, Inc., a national valuation firm. Mr. Wolf received his B.S. Degree in Accounting from the University of Minnesota in 1974.

         TERRY J. BARTZ began advising PurchaseSoft as outside counsel in 1996 and joined the Company in May 1999 as Vice President and General Counsel. Prior to joining the Company, Mr. Bartz had a private law practice focused on serving the needs of start-up, financially distressed and emerging businesses. Mr. Bartz law practice provided representation and advice on a wide variety of general business and corporate law matters including litigation, corporate governance, employment and executive compensation. Mr. Bartz received his B.A. degree (with major in business) from Gustavus Adolphus College in 1982 and his J.D. degree, cum laude, from Hamline University School of Law in 1985.

         J. MURRAY LOGAN has served as a member of the Board of Directors of the Company since June 1998. Since 1975, Mr. Logan has served as a vice president, portfolio manager, Chairman of Investment Policy of Rockefeller & Co., Inc., and as a vice president of Rockefeller Gas & Oil Inc., general partner of various Rockefeller partnerships. Mr. Logan is the Managing Partner of L-R Global Partners, L.P. since its inception in 1997 and along with Rockefeller & Co., Inc., is a member of L-R Managers, LLC which is the management company for L-R Global Partners, L.P. Mr. Logan is a director of three unaffiliated trusts: The World Trust Fund, The Europe Fund, Inc., and the United Kingdom Fund. Mr. Logan served as a trustee of the Johns Hopkins University and chaired its Committee on Investments. Mr. Logan is also a director of the Camphill Foundation, Camphill Village USA and the Berkshire Opera Company. Mr. Logan received his B.A. from Johns Hopkins University in 1959.

         DONALD S. LAGUARDIA has served as a member of the Board of Directors of the Company since June 1998. From 1987 to 1991, Mr. LaGuardia served as a senior auditor for Price Waterhouse. From 1991 to 1997, Mr. LaGuardia served as a network business planning manager and financial analyst for BMW of North America, Inc. Since 1997, Mr. LaGuardia has served as an equity analyst for Rockefeller & Co. Mr. LaGuardia is a Certified Public Accountant and a candidate for the Chartered Financial Analyst designation. Mr. LaGuardia received his B.A. in 1989 from Pace University and his M.B.A. from New York University in 1997.

         BRAD I. MARKOWITZ has served as a member of the Board of Directors of the Company since February 1994. From February 1994 to June 1997, Mr. Markowitz served as Chairman of the Board of Directors. Since 1995, Mr. Markowitz has served as President and a member of the Board of Directors of Park Avenue Health Care Management, Inc., a physician practice management company. From 1987 to 1995, Mr. Markowitz served as Vice President of the ADCO Group, a real estate, banking and venture capital company.

FAMILY RELATIONSHIPS

         There are no family relationships among any of the directors or executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company's directors and certain of its officers and persons holding more than ten percent of the Company's Common Stock are required to report their ownership of the Common Stock and any changes in ownership to the Securities and Exchange Commission and the Company. Specific due dates have been established and the Company is required to report in this Form 10-KSB any failure to file by these dates during the fiscal year ended May 31, 1999. Based on the Company's review of copies of such reports, Mr. Wolf filed one untimely Form 4 and Mr. Bartz filed one untimely Form 3.


ITEM 10:   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The table below sets forth certain compensation information for the fiscal years ended May 31, 1999, 1998, and 1997 with respect to the Company's Chief Executive Officers and each of the most highly compensated executive officers whose compensation for fiscal 1999 exceeded $100,000.



                                                                           LONG TERM
                                            ANNUAL COMPENSATION           COMPENSATION
                                            -------------------              AWARDS           ALL OTHER
  NAME AND PRINCIPAL POSITION      YEAR       SALARY ($)     BONUS ($)     OPTIONS (#)     COMPENSATION ($)
-----------------------------      ----       ----------     ---------     -----------     ----------------
Michael G. Kerrison               1999 (1)    $ 100,000         - -           - -             $35,000 (4)
   Chairman and Chief
   Executive Officer

Joseph D. Mooney                  1999 (2)    $ 133,333         - -           - -            $445,200 (5)
   Chairman and Chief             1998        $ 200,000         - -         366,666          $ 68,083 (6)
   Executive Officer              1997        $  75,000         - -           - -            $211,357 (7)

Jeffrey B. Pinkerton              1999 (3)    $ 160,000         - -           - -            $  7,800 (8)
   President                      1998        $ 125,000         - -         304,166          $  9,750 (9)
                                  1997        $ 116,667         - -           - -                 - -


---------------------------


(1) See the section "Executive Officers and Directors" for information as to the offices held by Mr. Kerrison in fiscal 1999.

(2) Mr. Mooney was appointed President and Chief Executive Officer by the Board of Directors on June 23, 1997 and resigned on January 31, 1999.

(3) See the section "Executive Officers and Directors" for information as to the offices held by Mr. Pinkerton in fiscal 1997 and thereafter.

(4)      Represents $35,000 earned as an independent contractor.

(5) Includes a $400,000 compensation charge under Mr. Mooney's termination agreement, of which $66,667 was paid as of May 31, 1999 and the balance of $333,333 to be paid evenly over the next twenty months, a $40,000 contract settlement payment, and a $5,200 automobile allowance.

(6) Includes $58,333 in deferred compensation and a $9,750 automobile allowance.

(7) Includes $116,667 in deferred compensation, a $91,667 independent contractor payment and a $3,023 automobile allowance.

(8)      Represents a $7,800 automobile allowance.

(9)      Represents a $9,750 automobile allowance.

OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                                   INDIVIDUAL GRANT
                              NUMBER OF           ------------------        EXERCISE
                              SECURITIES          % OF TOTAL OPTIONS          PRICE           EXPIRATION
 NAME                         UNDERLYING       GRANTED TO EMPLOYEES IN     ($ / SHARE)           DATE
 ----                       OPTIONS GRANTED           FISCAL YEAR          -----------           ----
                            ---------------           -----------
 Michael G. Kerrison         625,000 (1)                28.7%                 $1.06       January 31, 2004

 Joseph D. Mooney                - -                     - -                   - -               - -

 Jeffrey B. Pinkerton            - -                     - -                   - -               - -


---------------------------


(1) Mr. Kerrison was granted an incentive stock option exercisable for an aggregate of up to 625,000 shares of common stock of which 250,000 vested immediately. The remaining 375,000 shares under the option agreement will vest on an accelerated basis if certain business plan milestones are exceeded, but in any event such balance will vest by the end of the fifty-seventh month following the date of grant.



AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         No options were exercised during the year by any person who held options that were eligible to be exercised. The following table sets forth information as to options exercised during the fiscal year ended May 31, 1999, and unexercised options held at the end of such fiscal year, by the individuals listed in the Summary Compensation Table.


                              SHARES                                                        VALUE OF UNEXERCISED
                              ACQUIRED                      NUMBERS OF UNEXERCISED          IN-THE-MONEY OPTIONS
                                 ON           VALUE           OPTIONS AT 5/31/99                 AT 5/31/99
          NAME             EXERCISE (#)   REALIZED ($)    EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE (1)
          ----             ------------   -----------     -------------------------     ----------------------------
 Michael G. Kerrison             0             $0             250,000 / 375,000                   $0 / $0
 Joseph D. Mooney                0             $0             366,666 /       0                   $0 / $0
 Jeffrey B. Pinkerton            0             $0             324,999 /       0                   $0 / $0


---------------------------


(1) Value is based on the closing bid price supplied by the National Quotations Bureau in the Nasdaq System and reported by the NASD as of May 28, 1999, the last trading date during fiscal 1999, which was $0.906 minus the exercise price.

EXECUTIVE EMPLOYMENT AGREEMENTS

         The Company entered into a compensation agreement with Michael G. Kerrison, the Chairman and Chief Executive Officer of the Company, effective as of February 1, 1999, which entitles Mr. Kerrison to receive an annual base salary of $200,000, including $150,000 payable in cash and $50,000 payable in the form of shares of common stock. On February 1, 1999, the Company issued to Mr. Kerrison, 47,081 shares of its Common Stock at $1.062 per share. In addition, Mr. Kerrison was granted an incentive stock option exercisable for an aggregate of up to 625,000 shares of common stock of which 250,000 vested immediately. The remaining 375,000 shares under the option agreement will vest on an accelerated basis if certain business plan milestones are exceeded, but in any event such balance will vest by the end of the fifty-seventh month following the date of grant. Mr. Kerrison is also eligible to receive bonuses based on meeting Board of Director approved objectives.

         The Company entered into an employment agreement with Jeffrey B. Pinkerton, the President of the Company, effective as of December 15, 1996 for a five (5) year term from the effective date (the "Pinkerton Employment Agreement"). Pursuant to the Pinkerton Employment Agreement, the Company agreed to grant Mr. Pinkerton options exercisable for up to 200,000 shares of common stock. Mr. Pinkerton's current annual base salary is $165,000, subject to annual review and increase by the Board of Directors of the Company.

         If the Pinkerton Employment Agreement is terminated by the Company for any reason other than cause, death, disability, mutual agreement or is terminated by Mr. Pinkerton for good reason, the Company shall continue to pay Mr. Pinkerton his base salary for twenty-four (24) months (or twelve (12) months for termination as a result of good reason) and provide benefits, including but not limited to, plan participation, vacation time, and office facilities for a twelve (12) month period. In the event of a termination in connection with a change in control of the Company (as defined in the Pinkerton Employment Agreement), the Company shall pay a lump sum payment to Mr. Pinkerton equal to
2.99 times the sum of (i) his annual base salary and (ii) his earned executive compensation plan benefits, which shall be "grossed-up" in the event of certain excise tax charges. In addition the Company shall reimburse, for a twelve (12) month period, Mr. Pinkerton's reasonable expenses while seeking employment. In addition to compensatory provisions, the Pinkerton Employment Agreement also contains certain confidentially and non-competition provisions intended to protect the Company.


DIRECTOR COMPENSATION

         At the current time, directors of the Company receive no compensation for their service to the Company as directors.

ITEM 11:   OWNERSHIP OF EQUITY SECURITIES BY PRINCIPAL SHAREHOLDERS AND
           MANAGEMENT

         The following table sets forth certain information as of July 31, 1999, as reported to the Company, as to the beneficial ownership of the common stock of the Company by each director, each named officer, by all directors and executive officers as a group and each person known to the Company to be the beneficial owner of more than 5% of the issued and outstanding common stock as of July 31, 1999 or other date noted below. As of July 31, 1999, 13,807,015 shares of common stock were outstanding.


                                                      AMOUNT AND NATURE OF               PERCENTAGE OF
  NAME AND ADDRESS                                    BENEFICIAL OWNERSHIP           OUTSTANDING SHARES OF
  OF BENEFICIAL OWNER                                 OF COMMON STOCK (1)            COMMON STOCK OWNED (2)
---------------------                                 --------------------           ----------------------
  J. Murray Logan (3)
  c/o L-R Global Partners, L.P.
  30 Rockefeller Plaza, Room 5425
  New York, New York 10112                               10,356,557                         73.81%

  Donald S. LaGuardia (4)
  c/o L-R Global Partners, L.P.
  30 Rockefeller Plaza, Room 5425
  New York, New York 10112                               10,072,738                         71.79%

  L-R Global Partners, L.P. (5)
  c/o Rockefeller & Co., Inc.
  30 Rockefeller Plaza, Room 5425
  New York, New York 10112                               10,055,738                         71.66%

  Larry E. Jeddeloh (6)
  c/o T.I.S. Acquisition & Management Group,
  Inc.
  200 South Sixth Street, Suite 450
  Minneapolis, MN 55402                                   1,020,337                          7.39%

  T.I.S. Group, Inc. (7)
  c/o T.I.S. Acquisition & Management Group,
  Inc.
  200 South Sixth Street, Suite 450
  Minneapolis, MN 55402                                   1,019,504                          7.38%

  Michael G. Kerrison (8)                                   408,192                          2.90%

  Jeffrey B. Pinkerton (9)                                  338,876                          2.40%

  Brad I. Markowitz (10)                                    110,820                          0.80%

  Philip D. Wolf (11)                                        85,000                          0.61%

  Terry J. Bartz (12)                                        50,000                          0.36%

  All current directors and executive                    11,366,445                         76.79%
  Officers as a group (7 persons) (13)


(1) The shares owned, and the shares included in the total number of shares outstanding, have been adjusted, and the percentage owned has been computed, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, and includes, options and warrants to the extent called for by such rule, with respect to shares of common stock, that can be exercised within 60 days. Except as set forth in the footnotes below, such shares are beneficially owned with sole investment and sole voting power.

(2) The percent of class calculation is based on 13,807,015 shares of the Company's Common Stock being issued and outstanding as of July 31, 1999 and effect being given, where appropriate, pursuant to Rule 13d-3(d)(1)(i) under the Exchange Act, to any option or warrant then exercisable or exercisable within 60 days thereafter.

(3) Includes 10,055,738 shares held by L-R Global Partners, L.P. Mr. Logan, together with L-R Managers, LLC, Rockefeller & Co., Inc., and Rockefeller Financial Services, Inc. share voting and investment control with respect to L-R Global Partners, L.P. Mr. Logan may be deemed the beneficial owner of shares held by L-R Global Partners, L.P. although he disclaims beneficial ownership to the extent of his purported ownership interest. Based upon information provided by L-R Global Partners, L.P. Schedule 13D/A filed with the SEC as of May 5, 1999.

(4) Includes 10,055,738 shares held by L-R Global Partners, L.P. Mr. LaGuardia, together with L-R Managers, LLC, Rockefeller & Co., Inc., and Rockefeller Financial Services, Inc. share voting and investment control with respect to L-R Global Partners, L.P. Mr. LaGuardia may be deemed the beneficial owner of shares held by L-R Global Partners, L.P. although he disclaims beneficial ownership to the extent of his purported ownership interest. Based upon information provided by L-R Global Partners, L.P. Schedule 13D/A filed with the SEC as of May 5, 1999.

(5) Based upon information provided by L-R Global Partners, L.P. Schedule 13D/A filed with the SEC as of May 5, 1999. Includes 224,575 shares that L-R Global Partners, L.P. has the right to acquire within 60 days upon the exercise of warrants.

(6) Based upon information provided by Mr. Jeddeloh's Schedule 13D/A filed with the SEC as of January 13, 1999. By virtue of his positions with T.I.S. Acquisition and Management Group ("TIS Acquisition") and T.I.S. Group, Inc. ("TIS Group"), which owns a majority of the stock of and controls TIS Acquisition, Mr. Jeddeloh has the right to vote and dispose of the shares of common stock held by TIS Acquisition and TIS Group, respectively, and may be deemed the beneficial owner of such shares. Includes 193,888 shares held by TIS Acquisition, which may be deemed beneficially owned by TIS Group. Includes 820,616 shares held by TIS Group for clients accounts managed by T.I.S. Group Managers. TIS Group has the right to dispose of the shares held by T.I.S. Group Managers and may be deemed the beneficial owner of such shares. Includes 833 shares held by Mr. Jeddeloh over which he has sole power to vote and power to dispose. Includes 5,000 shares that TIS Group has the right to acquire within 60 days upon the exercise of a warrant.

(7) Based upon information provided by Mr. Jeddeloh's Schedule 13D/A filed with the SEC as of January 13, 1999. See note (6) above.

(8) Includes 250,000 shares issuable within 60 days of July 31, 1999 upon the exercise of stock options.

(9) Includes 324,999 shares issuable within 60 days of July 31, 1999 upon the exercise of stock options.

(10) Includes 10,544 shares owned by Focus Capital Corp., 4,443 shares owned by Mr. Markowitz and 95,833 shares issuable to Mr. Markowitz within 60 days of July 31, 1999 upon exercise of stock options. Mr. Markowitz is the President and a member of the board of directors of Focus Capital Corp., although he disclaims beneficial ownership of such shares and warrants held by Focus Capital Corp.

(11) Includes 50,000 shares issuable within 60 days of July 31, 1999 upon the exercise of stock options.

(12) Includes 50,000 shares issuable within 60 days of July 31, 1999 upon the exercise of stock options.

(13) Includes 770,832 shares issuable within 60 days of July 31, 1999 upon the exercise of stock options and 224,575 shares issuable within 60 days upon the exercise of warrants.

ITEM 12:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 26, 1998, the Company sold 333,333 shares of Common Stock to TIS Growth Fund at a price of $.75 per share and raised $250,000 in gross proceeds. A warrant to purchase 125,000 shares of the Company's Common Stock at an exercise price of $1.50 per share was issued in conjunction with this transaction. The exercise price of the Warrant was subsequently reduced to $1.14 per share due to an anti-dilution clause in the warrant agreement. This Warrant provided that it could be called by the Company if the bid price of the Common Stock were to trade at or above $2.00 per share for ten trading days.

         On June 15, 1998, the Company called the Warrant and on September 1, 1998, issued 125,000 shares of its Common Stock to TIS Group Managers, Inc. The exercise of the warrant raised an aggregate sum of $142,500 and had an exercise price of $1.14 per share.

         On April 17, 1998, the Company sold a convertible promissory note in the principal amount of $3.2 million to L-R Global Partners, L.P. ("L-R Global"), an accredited investor. The note was convertible at any time into shares of Common Stock at a conversion price of the lesser of $.80 or 80% of the average closing bid price of the Common Stock for the five trading days preceding the conversion date. The note would have automatically converted into shares of Common Stock at the applicable conversion price upon the later of the filing of certain amendments to the Company's Certificate of Incorporation, or July 16, 1998, provided that certain covenants are not in default. On May 29, 1998, L-R Global elected to convert its note into 4,000,000 shares of Common Stock at a price of $0.80 per share.

         On February 9, 1999, the Company received $2 million from L-R Global Partners, L.P. and signed a demand promissory note in return. The note provided for interest at 6% per annum. The note was cancelled as partial payment for the common stock that L-R Global Partners, L.P. purchased in the rights offering in May 1999.

         On May 5, 1999, the Corporation issued 5,605,173 shares of its Common Stock for rights subscribed to in a rights offering and shares purchased on a standby basis as part of the rights offering. These shares were purchased at $0.90 per share and raised $5,044,655 in gross proceeds. L-R Global Partners, L.P. purchased a total of 4,930,000 shares in the offering for $4,437,000 and Michael G. Kerrison, CEO of the Company purchased 111,111 shares in the offering for $100,000. Expenses associated with the rights offering were $119,052.

         On January 31, 1999, the Company entered into an Agreement and General Release with Joseph D. Mooney, CEO and Chairman of the Board of the Company. Under this agreement, the Company accepted the resignation of Mr. Mooney as Chief Executive Officer, Chairman of the Board of Directors and as a Director of the Company. Mr. Mooney was granted the following benefits under this agreement:
$400,000 gross salary continuation, payable in 48 equal installments beginning February 15, 1999 and ending January 31, 2001 ($333,333 remaining to be paid as of May 31, 1999); $60,000 representing the balance of Mr. Mooney's deferred employment compensation; a $40,000 contract settlement payment; and continuation of insurance benefits until January 31, 2000.

ITEM 13:   EXHIBITS, LIST AND REPORTS ON FORM 8-K

EXHIBITS

         The following exhibits which are designated with a footnote reference are incorporated by reference to a prior registration statement declared effective under the Securities Act or a periodic report file pursuant to Section 13 of the Exchange Act. Exhibits which are designated with an asterisk are filed with this Report.


Number   Exhibit
2.1      Agreement and Plan of Merger, dated November 10, 1998, by and between
         PurchaseSoft, Inc., a Delaware corporation, and Green Tree Software,
         Inc., a New York corporation. (1)

3.1      Certificate of Incorporation of the Company. (1)

3.2      By-laws of the Company. (1)

4.1      Specimen Certificate for Shares of Common Stock. *

10.1     The Company's Stock Option Plan of 1987. (2)

10.2     The Company's Stock Option Plan of 1994. (3)

10.3     The Company's 1997 Stock Option Plan. (4)

10.4     Employment Agreement dated April 1, 1998 between the Company and
         Jeffrey B. Pinkerton. (5)

10.5     Agreement dated September 23, 1993 between Focus Capital Corp. and the
         Company. (3)

10.6     Registration Rights Agreement dated as of December 25, 1995 among the
         Company and certain of its Shareholders. (6)

10.7     Registration Rights Agreement dated as of April 23, 199_ among the
         Company and certain of its Shareholders. (6)

10.8     Lease between the Company and Fruitville-Tuttle, Ltd. (7)

10.9     Employment Agreement dated February 2, 1998 between the Company and
         Joseph D. Mooney. (5)

10.10    Lease between the Company and The Protective Group. (8)

10.11    Sub-lease between the Company and Racotek, Inc. (9)


10.12    Registration Rights Agreement dated October 25, 1996 between the
         Company and certain of its Shareholders. (4)

10.13    Demand Promissory Note, dated February 9, 1999, of PurchaseSoft, Inc.
         to L-R Global Partners, L.P. (10)




10.14 Agreement and General Release, dated as of January 31, 1999, by and between Joseph D. Mooney and PurchaseSoft, Inc. (10)

10.15 Compensation Agreement, dated as of February 1, 1999, by and between Michael G. Kerrison and PurchaseSoft, Inc. (10)

10.16 Form of Warrant issued to Wm. Smith Securities & Gilmore & Co. (A substantial number these warrants have been assigned to L-R Global
         Partners, L.P.) (6)

10.17    Form of Warrant issued to TIS Acquisitions and Management Group, Inc.,
         The Travelers Indemnity Company, and Mark Cahill, dated October 25,
         1996. (4)

10.18    Form of Warrant issued to Wm. Smith Securities, Inc., dated October 25,
         1996. (A substantial number of these warrants have been assigned to L-R
         Global Partners, L.P.) (4)

10.19    Form of Warrant issued to Wm. Smith Securities, Inc., dated October 25,
         1996. (A substantial number of these warrants have been assigned to L-R
         Global Partners, L.P.) (4)

23.1     Consent of PricewaterhouseCoopers LLP *

FOOTNOTES:


(1) Incorporated herein by reference to the Company's Report on Form 8-K, filed on November 25, 1998.

(2)      Incorporated herein by reference to the Company's Annual Report on Form
         10-K for the fiscal year ended May 31, 1991.

(3)      Incorporated herein by reference to the Company's Annual Report on Form
         10-KSB for the fiscal year ended May 31, 1994.

(4)      Incorporated herein by reference to the Company's Annual Report on Form
         10-KSB for the fiscal year ended May 31, 1997.

(5) Incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB/A for the quarter ended February 28, 1998.

(6)      Incorporated herein by reference to the Company's Registration
         Statement on Form S-1, File No. 333-45475.

(7)      Incorporated herein by reference to the Company's Annual Report on Form
         10-KSB for the fiscal year ended May 31, 1996.

(8)      Incorporated herein by reference to the Company's Annual Report on Form
         10-KSB for the fiscal year ended May 31, 1998.

(9) Incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1998.

(10)     Incorporated herein by reference from the Company's Form S-3
         Registration Statement, File #333-73209 filed on March 22, 1999.

Reports on Form 8-K

1. On April 23, 1999, the Company filed a report on Form 8-K announcing the extension of its rights offering from April 23, 1999 to April 30, 1999.



SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto to be duly authorized.

                                   PurchaseSoft, Inc.
                                   (Registrant)
Date:   August 27, 1999



                                   /s/ Michael G. Kerrison
                                   ------------------------------------
                                   Michael G. Kerrison
                                   Chairman, Chief Executive Officer, & Director




         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on August 27, 1999.


          SIGNATURE                                      TITLE

/s/ Michael G. Kerrison                     Chairman, Chief Executive Officer
---------------------------------           and Director
Michael G. Kerrison



/s/ Philip D. Wolf                          Chief Financial Officer, Treasurer
---------------------------------           and Assistant Secretary
Philip D. Wolf



/s/ Terry J. Bartz                          VP, General Counsel, and  Secretary
---------------------------------
Terry J. Bartz



/s/ Jeffrey B. Pinkerton                    President and Director
---------------------------------
Jeffrey B. Pinkerton

/s/ Brad I. Markowitz                       Director
---------------------------------
Brad I. Markowitz



/s/ J. Murray Logan                         Director
---------------------------------
J. Murray Logan



/s/ Donald S. LaGuardia                     Director
---------------------------------
Donald S. LaGuardia

                               PurchaseSoft, Inc.
                          Index to Financial Statements



DESCRIPTION                                                                     PAGE

Report of PricewaterhouseCoopers LLP                                             F-2

Balance Sheets as of May 31, 1999 and 1998                                       F-3

Statements of Operations for the years ended May 31, 1999 and 1998               F-4

Statements of Stockholders' Equity for the years ended May 31, 1999
and 1998                                                                         F-5

Statements of Cash Flows for the years ended May 31, 1999 and 1998               F-6

Notes to Financial Statements                                                    F-7



                        REPORT OF INDEPENDENT ACCOUNTANTS







To the Board of Directors
   and Stockholders of
   PurchaseSoft, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of PurchaseSoft, Inc. (formerly Greentree Software, Inc.) at May 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
July 1, 1999

                               PURCHASESOFT, INC.
                                 BALANCE SHEETS
                              MAY 31, 1999 AND 1998




                                                               1999                   1998
                                                          -------------          -------------
Assets

Current Assets:
     Cash and cash equivalents                            $  3,824,505           $  2,918,548
     Accounts receivable, net                                  115,927                103,145
     Prepaid expenses and other current assets                 121,460                  5,045
                                                          -------------          -------------
Total Current Assets                                         4,061,892              3,026,738
                                                          -------------          -------------

Property and Equipment, net                                    304,614                 46,067
                                                          -------------          -------------

Security Deposits                                               38,879                  9,124
                                                          -------------          -------------

Total Assets                                              $  4,405,385           $  3,081,929
                                                          -------------          -------------
                                                          -------------          -------------



Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts payable                                     $    411,480           $    219,092
     Current obligations under capital leases                   49,428                      -
     Accrued expenses                                          528,924                389,781
     Deferred revenues                                         163,804                 93,598
                                                          -------------          -------------
Total Current Liabilities                                    1,153,636                702,471
                                                          -------------          -------------

Noncurrent Obligations
     Noncurrent obligations under capital leases          $     28,878           $          -
     Noncurrent restructuring charges                          133,332                      -
                                                          -------------          -------------
Total Noncurrent Obligations                                   162,210                      -
                                                          -------------          -------------

Commitments and Contingencies (Note 5)

Stockholders' Equity
     Common stock, $.01 par value, 25,000,000
     shares authorized, 13,807,015 and 8,029,761
     shares issued and outstanding, respectively               138,070                 80,298
     Additional paid-in-capital                             24,443,167             19,321,482
     Accumulated deficit                                   (21,402,666)           (16,933,290)
                                                          -------------          -------------
                                                             3,178,571              2,468,490
Less treasury stock (4,780 shares) at cost                     (89,032)               (89,032)
                                                          -------------          -------------
Total Stockholders' Equity                                   3,089,539              2,379,458
                                                          -------------          -------------

Total Liabilities and Stockholders' Equity                $  4,405,385           $  3,081,929
                                                          -------------          -------------
                                                          -------------          -------------



                   See accompanying notes to financial statements
                                      F-3

                               PURCHASESOFT, INC.
                            STATEMENTS OF OPERATIONS
                        YEARS ENDED MAY 31, 1999 AND 1998


                                                 1999                  1998
                                             -----------           -----------
Net revenues:
     Product                                 $    86,550           $   383,877
     Services                                    285,705               232,762
                                             -----------           -----------
Total net revenues                               372,255               616,639
                                             -----------           -----------

Costs and expenses:
     Cost of revenues                            173,273               682,301
     Selling expenses                          1,448,634               582,539
     General and administrative                1,911,309             1,452,334
     Research and development                    753,902               199,882
     Restructuring charge                        610,453                     -
                                             -----------           -----------
Total costs and expenses                       4,897,571             2,917,056
                                             -----------           -----------

Operating loss                                (4,525,316)           (2,300,417)

Interest income, net                              55,940                11,200
                                             -----------           -----------

Net loss                                     $(4,469,376)          $(2,289,217)
                                             -----------           -----------
                                             -----------           -----------

Net loss per common share                    $     (0.52)          $     (0.79)
     (Basic and diluted)                     -----------           -----------
                                             -----------           -----------

Weighted average shares outstanding            8,553,362             2,885,760
                                             -----------           -----------
                                             -----------           -----------

            See accompanying notes to financial statements
                                  F-4

                               PURCHASESOFT, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        YEARS ENDED MAY 31, 1999 AND 1998




                                         Common Stock                                                                   Total
                                  -------------------------        Additional      Accumulated       Treasury        Stockholders'
                                    Shares           Amount     Paid-in-Capiltal     Deficit           Stock            Equity
Balance, May 31, 1997             1,610,610       $  16,106      $ 13,231,268     $(14,644,073)       $(89,032)       $(1,485,731)


Convertible notes converted
  to common stock                 5,060,253          50,603         5,172,457                -               -          5,223,060
Sale of common stock              1,358,898          13,589           986,400                -               -            999,989
Warrants issued for services              -               -            34,547                -               -             34,547
Capital raising expenses                  -               -          (103,190)               -               -           (103,190)
Net loss                                  -               -                 -       (2,289,217)              -         (2,289,217)
                                  ---------       ---------      ------------      -----------         -------         ----------
Balance, May 31, 1998             8,029,761          80,298        19,321,482      (16,933,290)        (89,032)         2,379,458


Common stock issued through
  rights offering net of
  expenses of $119,052            5,605,173          56,051         4,869,552                -               -          4,925,603
Common stock issued for
  services                           47,081             471            49,529                -               -             50,000
Stock options issued for
  services                                -               -            61,354                -               -             61,354
Common stock issued upon
  exercise of a warrant             125,000           1,250           141,250                -               -            142,500
Net loss                                  -               -                 -       (4,469,376)              -         (4,469,376)
                                  ---------       ---------      ------------      -----------         -------         ----------
Balance, May 31, 1999            13,807,015       $ 138,070      $ 24,443,167     $(21,402,666)       $(89,032)       $ 3,089,539
                                 ----------       ---------      ------------      -----------         -------         ----------
                                 ----------       ---------      ------------      -----------         -------         ----------


            See accompanying notes to financial statements
                                  F-5

                               PURCHASESOFT, INC.
                            STATEMENTS OF CASH FLOWS
                        YEARS ENDED MAY 31, 1999 AND 1998

                                                                                1999                  1998
                                                                           -------------         -------------
Cash flows from operating activities:
     Net loss                                                               $(4,469,376)          $(2,289,217)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
           Depreciation and amortization                                         56,032                51,524
           Amortization of deferred software costs                                    -               601,733
           Provision for bad debts                                               26,250                     -
           Stock compensation for shares issued for services                     20,000                     -
           Stock compensation for options granted for services                   61,354                     -
     Changes in operating assets and liabilities:                                                           -
           Accounts receivable                                                  (39,032)               61,412
           Prepaid expenses and other                                           (86,415)               29,913
           Accounts payable and accrued expenses                                331,531               149,057
           Deferred revenue                                                      70,206                15,730
                                                                           -------------         -------------
Net cash used in operating activities                                        (4,029,450)           (1,379,848)
                                                                           -------------         -------------
Cash flows from investing activities:
     Additions to property and equipment                                       (253,047)              (13,691)
     Additions to capitalized software development costs                              -               (75,361)
     Additions to security deposits                                             (29,755)                    -
                                                                           -------------         -------------
Net cash used in investing activities                                          (282,802)              (89,052)
                                                                           -------------         -------------
Cash flows from financing activities:
     Net proceeds from sale of common stock and convertible
       notes payable                                                          4,925,603             4,171,799
     Net proceeds from exercise of warrant                                      142,500                     -
     Proceeds from financing equipment                                           50,508                     -
     Payments of capital leases                                                 (33,734)                    -
     Repayment of note payable                                                        -               (30,000)
                                                                           -------------         -------------
Net cash provided by financing activities                                     5,084,877             4,141,799
                                                                           -------------         -------------
Net increase in cash and cash equivalents                                       772,625             2,672,899
Cash and cash equivalents, beginning of year                                  2,918,548               245,649
                                                                           -------------         -------------
Cash and cash equivalents, end of year                                      $ 3,691,173           $ 2,918,548
                                                                           -------------         -------------
                                                                           -------------         -------------


Supplemental disclosure of cash flow information:
     Cash paid for interest                                                 $    33,830           $     1,879
     Cash paid for income taxes                                             $         -           $         -
                                                                           -------------         -------------
                                                                           -------------         -------------

Supplemental disclosure of non-cash transaction:
     Stock compensation award                                               $    50,000           $         -
     Capital lease obligation incurred                                      $    61,533           $         -
     Conversion of demand note payable issued in fiscal 1999                $ 2,000,000           $         -
     Conversion of convertible notes payable issued in fiscal 1997          $         -           $ 2,049,566
                                                                           -------------         -------------
                                                                           -------------         -------------



                See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE 1-GENERAL INFORMATION

         In 1977 PurchaseSoft, Inc., formerly Greentree Software, Inc. (the "Company"), began operations as a management consulting firm specializing in purchasing and materials management. The Company was initially incorporated under the laws of the State of New York with the name Schacher, Greentree & Co., Inc. and later changed its name to Greentree Software, Inc. In 1985, the Company introduced its first software product for purchasing and materials management, Computer Aided Purchasing-Registered Tradmark- ("CAP") for use on IBM compatible personal computers. Since 1991, all of the Company's revenues have been derived from the sale and maintenance of software products and services. In November 1998, the Company reincorporated in the State of Delaware by means of a migratory merger and in the process changed its name to PurchaseSoft, Inc. to better reflect its focus.

         In May 1994, the Company released its first Microsoft Windows and client/server based purchasing and materials management software system, GT Purchase PRO. The Company released GT Purchase PRO version 6.0 in May, 1997. In the fall of 1997, the product name was changed from GT Purchase PRO to PurchaseSoft-TM- 2.0 consistent with the wider "enterprise" scope of the Company's software solution. The latest release, PurchaseSoft-TM- 5.1, was released in April 1999. PurchaseSoft-TM- solutions provide a complete end-to-end electronic procurement system featuring electronic catalogs, requisitioning, e-mail enabled authorization, request for quotations, quotations, reports and analyses, purchasing, receiving, inventory management, fixed asset management, invoice management and advanced decision support.

         In the third quarter of fiscal 1999, the Company recorded a restructuring charge of $610,453. The charge resulted from a reorganization of the Company's executive management and other workforce reductions and included severance pay and other minor restructuring costs. The Company has recorded as of May 31, 1999, accrued restructuring expenses of $377,961, of which $133,332 is classified as noncurrent obligations and consist solely of remaining severance payments. All changes to the restructuring accrual have been the result of payments of the related expenses.

         The Company believes that its existing capital resources, interest income, and revenue from software sales and services will be sufficient to fund its planned operating expenses and capital requirements through the end of fiscal 2000. However, there can be no assurance that such funds will be sufficient to meet the Company's operating expenses and capital requirements during such period.


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

         (b)      Revenue Recognition and Accounts Receivable

         The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP 98-4. The Company recognizes software license revenue at the point when evidence of an arrangement exists, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection of the related receivable is considered probable. Service revenues are comprised of revenues derived from software maintenance agreements and professional services. Maintenance fees are recorded as deferred revenue and recognized ratably over the maintenance period, which is usually twelve months. Professional service revenue is recognized as the services are performed.

         Accounts receivable is presented net of an allowance for uncollectible accounts of $55,000 and $30,000 at May 31, 1999 and 1998, respectively. Bad debt expense is recorded in general and administrative expenses.

         (c)      Research and Development

         The Company is engaged in research and development activities in the area of computer software. In accordance with generally accepted accounting principles, costs incurred prior to determination of technological feasibility are considered research and development and expensed as incurred. Capitalized costs are amortized over the shorter of an economic life of one to three years or the proportion of current period product revenues to total expected product revenues. Amortization charged to cost of revenues amounted to $0 and $601,733 during the fiscal years ended May 31, 1999 and 1998, respectively. During fiscal 1999, the Company's research and development costs primarily relate to software development during the period prior to technological feasibility and have been charged to expense as incurred. Costs otherwise capitalizable after technological feasibility is achieved have also been expensed because they have been insignificant.

         (d)      Cash and Cash Equivalents

         The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for financial statement purposes.

         (e)      Property and Equipment

         Property and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operations over the estimated useful lives of the related assets, generally 5 to 7 years, using the straight-line method. Depreciation and amortization expense, was $56,032 and $22,178 for the years ended May 31, 1999 and 1998, respectively.

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

         (g)      Loss Per Common Share

         The Company accounts for income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of Common Stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Due to the Company's continued net losses there has been no impact from unexercised stock options and warrants on diluted net loss per share as the effect would be anti-dilutive.

         (h)      Stock-Based Compensation

                  The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

         (i)      Recently Issued Accounting Standards

                  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect SFAS No. 133 to materially affect its financial position or results of operations.

                  In November 1998, the FASB cleared for issuance SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which will retain the limitations of SOP 97-2 on what constitutes vendor-specific objective evidence of fair value. SOP 98-9 will be effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company believes that its current revenue recognition policies and practices are consistent with the provisions of the new guidance.


NOTE 3 - PROPERTY AND EQUIPMENT

At May 31, 1999 and 1998, property and equipment balances consisted of the following:

                                            1999                1998
                                            ----                ----
Property and equipment, at cost          $ 833,457           $ 519,475
Less accumulated depreciation             (528,843)           (473,408)
                                        -----------         -----------
  Net property and equipment             $ 304,614           $  46,067
                                        -----------         -----------
                                        -----------         -----------

NOTE 4 - INCOME TAXES

         The Company has available net operating loss carry forwards (NOLs) for Federal income tax purposes of approximately $9,000,000 at May 31, 1999. The NOLs expire at various times from 2000 through 2019.

         No future tax benefit for the Company's NOLs and other cumulative temporary differences has been recognized since utilization of the benefit is not presently likely based on the weight of available information. The tax effects of NOLs and other cumulative temporary differences that give rise to the Company's deferred tax asset are presented below as of May 31, 1999 and 1998:

                                               1999                  1998
                                               ----                  ----
Deferred tax assets:
Net operating loss carryforwards          $ 3,438,000           $ 1,914,000
Other, net                                     65,000                58,000
                                          -----------           -----------
Total gross deferred tax assets             3,503,000             1,972,000
Less valuation allowance                   (3,503,000)           (1,972,000)
                                          -----------           -----------
Net deferred tax asset                    $         0           $         0
                                          -----------           -----------
                                          -----------           -----------

NOTE 5 - COMMITMENTS AND CONTINGENCIES

         Operating Leases

         The Company leases office space in several locations under non-cancelable operating leases, which expire on various dates through September 2000. Rent expense amounted to $221,265 and $80,245 for the fiscal years ended May 31, 1999 and 1998, respectively. Future minimum lease payments under the non-cancelable operating leases as of May 31, 1999 are as follows:

          Years
          Ending                                     Committed
          May 31             Commitment              Sublease                 Net
          ------             ----------              --------                 ---
           2000               214,936                 (15,538)              199,398
           2001                54,132                       0                54,132
                             ----------              --------              --------
           Total             $269,068                $(15,538)             $253,530
                             ----------              --------              --------
                             ----------              --------              --------

         Capital Leases

         The Company leases certain computer and communication equipment under non-cancelable capital leases, which expire on various dates through August 2001. Future minimum lease payments under the non-cancelable financing leases as of May 31, 1999 are as follows:

          Years
         Ending
         May 31                                              Commitment
         ------                                              ----------
           2000                                                  57,156
           2001                                                  27,316
           2002                                                   3,558
                                                               --------
           Total minimum lease payments                        $ 88,030
           Less amount representing interest                     (9,724)
                                                               --------
           Present value of net minimum lease payments           78,306
           Less current portion                                 (49,428)
                                                               --------
           Non-current portion                                 $ 28,878

         Contingencies

         The Company is involved in various contingent matters in the normal course of business. Management is of the opinion that the outcome of such matters will not have a significant adverse effect on the Company's financial position or results of operations.

         The Company has entered into various employment agreements with certain executives of the Company, which provide for severance payments ranging from six to twenty four months subject to certain conditions.

NOTE 6 - STOCKHOLDERS' EQUITY

         During the fiscal year ended May 31, 1999 and 1998, the following equity and convertible debt placements occurred:

         FISCAL YEAR ENDED MAY 31, 1999

         On September 1, 1998, the Company issued 125,000 shares of its Common Stock upon the exercise of a warrant, which raised an aggregate sum of $142,500 and had an exercise price of $1.14 per share.

         On February 1, 1999, the Company issued 47,081 shares of its Common Stock at $1.062 per share to its CEO for services under a compensation agreement.

         On February 9, 1999, the Company received $2 million from L-R Global Partners, L.P. and signed a demand promissory note in return. The note provided for interest at 6% per annum. The note was cancelled as partial payment for the common stock that L-R Global Partners, L.P. purchased in the rights offering in May 1999.

         On May 5, 1999, the Company issued 5,605,173 shares of its Common Stock as part of a rights offering. These shares were purchased at $0.90 per share and raised $5,044,655 in gross proceeds. L-R Global Partners, L.P. purchased a total of 4,930,000 shares in the offering for $4,437,000 and Michael G. Kerrison, CEO of the Company purchased 111,111 shares in the offering for $100,000. Expenses associated with the rights offering were $119,052.


         FISCAL YEAR ENDED MAY 31, 1998

         During the period from October 1997 through December 1997, the Company sold an aggregate of 567,315 shares of its common stock at a price of $0.68 per share in a private placement offering. Gross proceeds realized by the Company were $385,389.

         On December 19, 1997, the Company issued a convertible note in the original principal amount of $50,000. This convertible note was converted in May 1998 into 72,727 shares of common stock at an exchange price of $0.69 per share.

         On March 11, 1998, the Company issued a convertible note in the original principal amount of $25,000. This convertible note was converted in May 1998 into 33,333 shares of common stock at an exchange price of $0.75 per share. In addition, a warrant to purchase 3,333 shares of common stock was issued with an exercise price of $1.50 per share.

         On March 26, 1998, the Company sold an aggregate of 333,333 shares of its common stock at a price of $0.75 per share. Gross proceeds realized by the Company were $250,000. In addition, a warrant to purchase 125,000 shares of common stock was issued with an exercise price of $1.50 per share. The exercise price was subsequently reduced to $1.14 per share due to an anti-dilution clause in the warrant agreement. The warrants can be called by the Company if the bid price of the common stock trades at or above $2.00 per share for ten trading days. On June 15, 1998, the Company called these warrants and the holder has exercised the warrant as discussed above.

         On April 17, 1998, the Company issued a convertible note in the original principal amount of $3,200,000. This convertible note was converted in May 1998 into 4,000,000 shares of common stock at an exchange price of $0.80 per share.

         During April and May 1998, the Company sold an aggregate of 458,250 shares of its common stock at a price of $0.80 per share. Gross proceeds realized by the Company were $364,600.

         The Company incurred $103,190 in expenses associated with raising this capital during the fiscal year ended May 31, 1998.

Stock Options

         The Company maintains three Stock Option Plans, the 1997 Stock Option Plan, the 1994 Stock Option Plan and the 1987 Stock Option Plan, under which stock options can be granted to consultants, key employees, directors and officers of the Company. Generally, options granted vest over a period of up to two years and expire five to ten years from the date of grant. Options cancelled under the 1997 plan can be re-granted. At the 1999 Annual Meeting of Shareholders held on September 17, 1998, shareholders approved an increase in the number of shares available to grant under the 1997 Plan from 1,500,000 shares to 3,500,000 shares. As of May 31, 1999, there are 480,735 options under the 1997 Stock Option Plan, which are available for future grant.

The following summary of outstanding options and shares reserved under the plan is as follows:

                                                                                                         Weighted
                                                                                                          Average
                                    1987 Plan        1994 Plan         1997 Plan            Total      Exercise Price
                                    ---------        ---------         ---------         ---------     --------------
Outstanding at May 31, 1997           17,542            77,916                 0            95,458        $11.02
         Granted                           0                 0           868,544           868,544          1.08
         Exercised                         0                 0                 0                 0             0
         Cancelled                    (9,209)          (32,083)           (6,498)          (47,790)       (14.65)
                                    ---------        ---------         ---------         ---------     --------------

Outstanding at May 31, 1998            8,333            45,883           862,046           916,212          1.42
         Granted                           0                 0         2,304,162         2,304,162          1.03
         Exercised                         0                 0                 0                 0             0
         Cancelled                         0                 0          (146,943)         (146,943)        (1.15)
                                    ---------        ---------         ---------         ---------     --------------

Outstanding at May 31, 1999            8,333            45,883         3,019,265         3,073,431        $ 1.14
                                    ---------        ---------         ---------         ---------     --------------
                                    ---------        ---------         ---------         ---------     --------------

As of May 31, 1999 options outstanding covering 1,718,538 shares were exercisable at prices ranging from $0.01 to $16.80 per share.

                         Number          Average           Weighted
     Range of         Outstanding       Remaining           Average
 Exercise Prices      May 31,1999          Life         Exercise Price
----------------      -----------       ---------       --------------
$  0.01  -  1.50       3,016,375           4.7         $    1.04
$  1.51  -  3.00          36,223           2.8              2.23
$  7.20  - 11.52           8,333           0.7             10.44
$ 16.80                   12,500           0.7             16.80
----------------      -----------       ---------       --------------
$  0.01  - 16.80       3,073,431           4.7         $    1.14
----------------      -----------       ---------       --------------
----------------      -----------       ---------       --------------

         The Company has adopted the disclosure-only provisions of SFAS No. 123. For purposes of the pro forma disclosures below, the estimated fair value of options has been calculated and is expensed over the options' vesting period. Had compensation cost for the Company's stock options been recognized based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                            1999                  1998
                                                            ----                  ----
Net loss - as reported                                   $(4,469,376)        $(2,289,217)
Net loss - pro forma                                     $(4,674,364)        $(2,996,681)

Net loss per share - basic and diluted, as reported      $     (0.52)        $     (0.79)
Net loss per share - basic and diluted, pro forma        $     (0.55)        $     (1.04)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1999: dividend yield of 0%; risk-free interest rate of 6.2%; expected volatility of 60%; and expected lives of 4 years. The weighted-average fair value of options granted during fiscal years 1999 and 1998 using the Black-Scholes option-pricing model were $0.53 and $0.84 respectively.

         During Fiscal 1999, the Company issued stock options to consultants for services rendered. The Company recognized expense related to the issuance of the options based on their fair value using the guidance of SFAS No. 123.

Warrants to Purchase Common Stock

         At May 31, 1999, the Company had a total of 619,115 outstanding warrants for the purchase of the Company's common stock. Exercise prices ranged from $0.96 to $1.47 per share, with the price and shares of certain warrants subject to adjustment for anti-dilution provisions. Warrants expire at various times from April 2000 through October 2001. These warrants have a weighted-average exercise price of $1.15. There were no warrants issued in fiscal 1999. The fair value of warrants issued in fiscal 1998 was immaterial.

Stock Split

         In July 1997, the Company effected a one-for-six reverse stock split. All applicable share and per share amounts contained in the financial statements and notes thereto reflect the retroactive application of such reverse stock split for all periods presented.


NOTE 7 - SIGNIFICANT CUSTOMERS

         During the fiscal year ended May 31, 1999, two customers accounted for $110,544 (29.7%) of total revenues. During the fiscal year ended May 31, 1998, two customers accounted for approximately $199,000 (32%) of total revenues.


NOTE 8 - EXPORT SALES

         During the fiscal year ended May 31, 1999, export sales to customers in Canada accounted for $67,083 (18.0%) of total revenues. During the fiscal year ended May 31, 1998, export sales to customers in Canada accounted for approximately $175,000 (28%) of total revenues.