Form 10-Q
period 1999-08-31
PURCHASESOFT INC
filed 1999-10-14
CIK 727063

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

    /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended August 31, 1999

    / / Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from           to
                                  -----------  ------------

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

                                 7301 OHMS LANE
                                    SUITE 220
                                EDINA, MN 55439
                           ---------------------------
                    (Address of Principal Executive Offices)

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

                    Yes   /X/                     No   / /

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             CLASS                             OUTSTANDING AT OCTOBER 13, 1999
--------------------------------               -------------------------------
    COMMON STOCK, PAR VALUE                           13,807,015 SHARES
         $0.01 PER SHARE

                               PURCHASESOFT, INC.

                                      INDEX


 ITEM                                                                                                           PAGE
NUMBER                                                                                                         NUMBER
-------                                                                                                        ------
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                      Balance Sheets as of August 31, 1999 and May 31, 1999...............................        3

                      Statements of Operations for the three months ended
                      August 31, 1999 and 1998............................................................        4

                      Statements of Cash Flows for the three months ended
                      August 31, 1999 and 1998............................................................        5

                      Notes to the Financial Statements...................................................      6-8

     Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations ..........................................................     8-11


PART II.          OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K........................................................       12

     Signatures       ....................................................................................       12


PART I.     FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS
           Company for which report is filed: PurchaseSoft, Inc. (the "Company")



                               PURCHASESOFT, INC.
                                 BALANCE SHEETS


                                                       (Unaudited)
                                                      August 31, 1999         May 31, 1999
                                                     -----------------       ---------------
Assets

Current Assets:
   Cash and cash equivalents                           $   2,562,327         $   3,824,505
   Accounts receivable, net                                   86,324               115,927
   Prepaid expenses and other current assets                  75,780               121,460
                                                        ------------          ------------
Total Current Assets                                       2,724,431             4,061,892
                                                        ------------          ------------

Property and equipment, net                                  298,875               304,614
                                                        ------------          ------------
Other Assets
   Security deposits                                          39,269                38,879
                                                        ------------          ------------
Total Other Assets                                            39,269                38,879
                                                        ------------          ------------
Total Assets                                           $   3,062,575         $   4,405,385
                                                        ------------          ------------
                                                        ------------          ------------

Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                                    $     224,459         $     411,480
   Current obligations under capital leases                   48,226                49,428
   Accrued expenses                                          483,509               528,924
   Deferred revenues                                         108,380               163,804
                                                        ------------          ------------
Total Current Liabilities                                    864,574             1,153,636
                                                        ------------          ------------
Noncurrent Obligations
   Noncurrent obligations under capital leasess               18,370                28,878
   Noncurrent restructuring charges                           85,575               133,332
                                                        ------------          ------------
Total Noncurrent Obligations                                 103,945               162,210

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.01 par value, 25,000,000
   shares authorized, 13,807,015 and 13,807,015
   issued and outstanding respectively                       138,070               138,070
Additional paid-in-capital                                24,443,167            24,443,167
Accumulated deficit                                      (22,398,149)          (21,402,666)
                                                        ------------          ------------
                                                           2,183,088             3,178,571

Less treasury stock (4,780 shares) at cost                   (89,032)              (89,032)
                                                        ------------          ------------
Total Stockholders' Equity                                 2,094,056             3,089,539
                                                        ------------          ------------

Total Liabilities and Stockholders' Equity             $   3,062,575         $   4,405,385
                                                        ------------          ------------
                                                        ------------          ------------

                 See accompanying notes to financial statements

                                  PURCHASESOFT, INC.
                               STATEMENT OF OPERATIONS
                                     (UNAUDITED)


                                                      FOR THE THREE MONTHS ENDED
                                                 --------------------------------------
                                                   August 31,            August 31,
                                                      1999                  1998
                                                 ----------------     -----------------
Net revenues:

   Product                                       $       39,975       $       66,250
   Services                                              62,863               93,429
                                                   -------------        -------------
Total net revenues                                      102,838              159,679
                                                   -------------        -------------

Costs and expenses:

   Cost of revenues                                      83,111               32,782
   Selling expenses                                     320,232              330,209
   General and administrative                           485,959              443,987
   Research and development                             246,703              128,173
                                                   -------------        -------------
Total costs and expenses                              1,136,005              935,151
                                                   -------------        -------------

Operating loss                                       (1,033,167)            (775,472)

Interest income (expense), net                           37,684               30,898
                                                   -------------        -------------

Net loss                                         $     (995,483)      $     (744,574)
                                                   -------------        -------------
                                                   -------------        -------------


Net loss per common share
   (Basic and diluted)                           $        (0.07)      $        (0.09)
                                                   -------------        -------------
                                                   -------------        -------------


Weighted average
   shares outstanding                                13,807,015            8,029,761
                                                   -------------        -------------
                                                   -------------        -------------

                    See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                          FOR THE THREE MONTHS ENDED
                                                                ---------------------------------------------
                                                                  August 31, 1999           August 31, 1998
                                                                --------------------      -------------------
Cash flows from operating activities:
   Net loss                                                      $     (995,483)           $      (744,574)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                      19,178                     12,047
      Provision for bad debts                                             2,057                         --
      Stock compensation for shares issued for services                  15,000                         --
   Changes in operating assets and liabilities:
      Accounts receivable                                                27,546                    (71,237)
      Prepaid expenses and other assets                                  30,680                    (68,349)
      Accounts payable                                                 (187,021)                    25,495
      Accrued expenses                                                  (93,172)                   (36,783)
      Deferred revenue                                                  (55,424)                    11,956
                                                                   -------------             --------------
Net cash used in operating activities                                (1,236,639)                  (871,445)
                                                                   -------------             --------------

Cash flows from investing activities:
   Additions to property and equipment                                  (13,439)                  (148,276)
   Increase in security deposits                                           (390)                   (30,110)
                                                                   -------------             --------------
Net cash used in investing activities                                   (13,829)                  (178,386)
                                                                   -------------             --------------

Cash flows from financing activities:
   Net proceeds from exercise of warrant                                     --                    142,500
   Payment of capital leases                                            (11,710)                    (2,215)
                                                                   -------------             --------------
Net cash provided by (used in) financing activities                     (11,710)                   140,285
                                                                   -------------             --------------

Net decreases in cash and cash equivalents                           (1,262,178)                  (909,546)
Cash and cash equivalents, beginning of year                          3,824,505                  2,918,548
                                                                   -------------             --------------
Cash and cash equivalents, end of period                         $    2,562,327            $     2,009,002
                                                                   -------------             --------------
                                                                   -------------             --------------


Supplemental disclosure of cash flow information:

   Cash paid for interest                                        $        2,581            $           769
   Cash paid for income taxes                                    $           --            $            --
                                                                   -------------             --------------
                                                                   -------------             --------------

Supplemental disclosure of non-cash transaction:
   Capital lease obligation incurred                             $           --            $        61,533
                                                                   -------------             --------------
                                                                   -------------             --------------


                              See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 1999
                                 ---------------


         NOTE 1.  GENERAL INFORMATION:

         The Financial Statements included herein have been prepared by the Company without audit except the May 31, 1999 balance sheet, which was audited. The Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. These statements do not include all information required by Generally Accepted Accounting Principles to be included in a full set of Financial Statements. These Financial Statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's latest report on Form 10-KSB, dated May 31, 1999.

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

         (b)      Revenue Recognition and Accounts Receivable

         The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9. The Company recognizes software license revenue at the point when evidence of an arrangement exists, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection of the related receivable is considered probable. Service revenues are comprised of revenues derived from software maintenance agreements and professional services. Maintenance fees are recorded as deferred revenue and recognized ratably over the maintenance period, which is usually twelve months. Professional service revenue is recognized as the services are performed.

         Accounts receivable is presented net of an allowance for uncollectible accounts of $51,957 and $55,000 at August 31, 1999 and May 31, 1999,
respectively. Bad debt expense is recorded in general and administrative expenses.

         (c)      Research and Development

         The Company is engaged in research and development activities in the area of computer software. In accordance with generally accepted accounting principles, costs incurred prior to determination of technological feasibility are considered research and development and expensed as incurred. As of May 31, 1998, all capitalized development costs were fully amortized. Since June 1, 1998, the Company's research and development costs primarily relate to software development during the period prior to technological feasibility and have been charged to expense as incurred. Costs otherwise capitalizable after technological feasibility is achieved have also been expensed because they have been insignificant.

         (d)      Cash and Cash Equivalents

         The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents for financial statement purposes.

         (e)      Property and Equipment

         Property and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operations over the estimated useful lives of the related assets, generally five to seven years, using the straight-line method. Depreciation and amortization expense, was $19,178 and $12,047 for the three months ended August 31, 1999 and 1998, respectively.

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

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, this Quarterly Report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, (i) the Company's belief in the growth of the purchasing and procurement systems software market and (ii) expectations for the Company's strategy and future performance. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the following risks and uncertainties: (i) the Company's history of losses and accumulated deficit, limited revenues, and the uncertainty of future profitability; (ii) the uncertainty of market acceptance of PurchaseSoft-TM- software; (iii) new management and ability to recruit sales, service, and implementation personnel; (iv) the intense competition in the software field; (v) the dependence on a single product line and rapid technological change in the industry; (vi) new product development, and (vii) fluctuations in quarterly operating results. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Commission, including those risks and uncertainties discussed under the caption "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1999. The forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-QSB, and the Company cautions readers not to place undue reliance on such statements.


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 1999 AND 1998

OVERVIEW

         The Company reported a net loss for the quarter of $995,483. In a press release dated September 9, 1999, the Company announced the resignation of Michael G. Kerrison as CEO, Chairman of the Board and a Director, effective September 10, 1999. Pamela Cabalka, who joined the Company as Vice President of Sales in March 1999, was named acting CEO. Existing board member, J. Murray Logan was elected acting Chairman of the Company's Board of Directors. Mr. Kerrison's decision to resign was for reasons unrelated to business operations. Ms. Cabalka was one of the key executives recruited by Mr. Kerrison. She was most recently Senior Vice President of Sales and Marketing at Allen Interactions where she was responsible for strategic cross-functional sales of the company's customized multimedia-training applications. She has also held senior management positions with Sylvan Prometric, Drake Training and Technologies, and InfoSpan.

REVENUES

         Total revenue for the three months ended August 31, 1999 was $102,838, compared to revenue of $159,679 for the three months ended August 31, 1998, a decrease of $56,841 or 35.6%. Product revenues for the three months ended August 31, 1999, were $39,975 compared to revenues of $66,250 for the three months ended August 31, 1998, a decrease of $26,275 or 39.7%. Service revenues were $62,863 for the three months ended August 31, 1999, compared to $93,429 for the three months ended August 31, 1998, a decrease of $30,566 or 32.7%. The reorganization of the Company's sales organization that occurred at the end of the third quarter of fiscal 1999 continued to negatively impact the Company's revenues. The Company believes that the marketing initiatives it has begun is creating increased interest in its products and services.

EXPENSES

         The cost of revenues for the three months ended August 31, 1999 was $83,111, compared to $32,782 for the three months ended August 31, 1998, an increase of $50,329 or 153.5%. This increase was due to increased compensation costs of providing professional services and customer support, development of implementation methodologies and strategic partnership expenses related to imaging software.

         Selling expense for the three months ended August 31, 1999 was $320,232, compared to $330,209 for the three months ended August 31, 1998, a decrease of $9,977 or 3.0%.

         General and administrative expense for the three months ended August 31, 1999 was $485,959, compared to $443,987 for the three months ended August 31, 1998, an increase of $41,972 or 9.4%. This increase was primarily due to increases in compensation costs, general business expenses, increased occupancy costs in connection with the Company's relocation of its corporate office from Eden Prairie, MN to Edina, MN in August 1998, the addition of high speed communications capabilities between the Company's offices and to the Internet, and was offset in part by decreases in legal fees that were incurred in the prior fiscal quarter related to the preparation of the Company's annual proxy materials and related printing and mailing costs.

         Research and development expense for the three months ended August 31, 1999 was $246,703, compared to $128,173 for the three months ended August 31, 1998, an increase of $118,530 or 92.5%. This increase was primarily due to the hiring of additional R&D personnel and contract personnel.


NET LOSS

         For the three months ended August 31, 1999, the Company reported a net loss of $995,483 (or $0.07 per share) as compared to a net loss of $744,574 (or $0.09 per share) for the three month period ended August 31, 1998. This loss was caused by the continuation of low revenues, which were not sufficient to cover operating costs. The loss for the three months ended August 31, 1999 was worse than the loss for the same period ended August 31, 1998 primarily due to higher operating expenses. The primary reason the loss per share decreased was due to an increase in the average outstanding shares for the three months ended August 31, 1999 to 13,807,015 shares as compared to average outstanding shares for the three months ended August 31, 1998 of 8,029,761 shares.

LIQUIDITY AND CAPITAL RESOURCES

         As of August 31, 1999, the Company had cash and cash equivalents totaling $2,562,327 and working capital of $1,859,857. The Company used $1,236,639 of cash in operating activities during the three month period ended August 31, 1999. A substantial portion of this is attributable to the net loss for the period of $995,483 as well as payments and reductions in accounts payable and accrued expenses of $280,193. The Company used $13,829 of cash in investing activities primarily to acquire property and equipment during the three month period ended August 31, 1999. The Company used $11,710 of cash in financing activities during the three month period ended August 31, 1999 in payment of capital lease obligations.

         The Company made $13,439 in capital expenditures during the three month period ended August 31, 1999. The Company had no significant commitments as of August 31, 1999 for capital expenditures.

         The Company believes that its existing capital resources, interest income, and revenue from software sales and services will be sufficient to fund its planned operating expenses and capital requirements at least through May 31, 2000. However, there can be no assurance that such funds will be sufficient to meet the Company's operating expenses and capital requirements during such period. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the results of the Company's software development efforts, the level of resources the Company commits to marketing and sales efforts, the ability of the Company to maintain existing and develop new customers, and activities of competitors and other factors.


YEAR 2000 ISSUES

         The Company believes that its PurchaseSoft-TM- products are Year 2000 compliant. This means that, based on reasonable investigation and remediation efforts, the Company anticipates that it will be able to provide uninterrupted, Year 2000 compliant goods and services to its customers throughout the period that includes the change in century. As of September 1999, in the course of the Company's Year 2000 review, it has not found any Year 2000 problems that would affect the mission critical functionality of its products, GT Purchase PRO v6.1.x and PurchaseSoft-TM- v5.x.

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

         Some of the Company's customer's hardware systems on which the Company's product is installed may contain other software applications, some of which are integral to the function of the system or inter-operate with its product that may not be year 2000 compliant. To date, the Company is not aware of any such system but the potential does exist. Any failure of such equipment or its installed base of software is likely to adversely affect the operation of the Company's product.

         The Company believes the most reasonably likely worst case scenario is the failure of our products or the failure of hardware or software products provided by other parties to properly manage dates beyond 1999. Any prolonged failure could have a material adverse affect the Company's business, financial condition or results of operations.

PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                   27.1    Financial Data Schedule filed herewith

         (b)      Reports on Form 8-K

                  None







                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                PURCHASESOFT, INC.

                                       /s/  Pamela Cabalka
Date:  October  14, 1999        By:
                                   -------------------------------------
                                Name:  Pamela Cabalka
                                Title:  Chief Executive Officer





                                       /s/  Philip D. Wolf
Date:  October 14, 1999         By:
                                   -------------------------------------
                                Name:  Philip D. Wolf
                                Title:  Treasurer and Chief Financial Officer