Form 10QSB
period 1999-11-30
PURCHASESOFT INC
filed 2000-01-14
CIK 727063

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

    /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended November 30, 1999

    / /  Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from __________ to _____________

Commission File Number 0-11791

                               PURCHASESOFT, INC.
                               ------------------
           (Name of Small Business Issuer as Specified in Its Charter)

             DELAWARE                                      13-2897997
---------------------------------           -----------------------------------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                                 7301 OHMS LANE
                                    SUITE 220
                                EDINA, MN 55439
                              ------------------
                    (Address of Principal Executive Offices)

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

                    Yes   /X/                   No   / /

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             CLASS                           OUTSTANDING AT JANUARY 13, 2000
-----------------------------------          -------------------------------
    COMMON STOCK, PAR VALUE                          14,004,515 SHARES
        $0.01 PER SHARE

                               PURCHASESOFT, INC.

                                      INDEX


 ITEM                                                                                                            PAGE
NUMBER                                                                                                          NUMBER
------                                                                                                          ------
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                      Balance Sheets as of November 30, 1999 and May 31, 1999.............................        3

                      Statements of Operations for the three and six months ended

                      November 30, 1999 and 1998..........................................................        4

                      Statements of Cash Flows for the six months ended

                      November 30, 1999 and 1998..........................................................        5

                      Notes to the Financial Statements...................................................      6-8

     Item 2.      Management's Discussion and Analysis of Financial Condition

                      and Results of Operations ..........................................................     8-12

PART II.          OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K........................................................       12

     Signatures       ....................................................................................       13

PART I.      FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS

                COMPANY FOR WHICH REPORT IS FILED: PURCHASESOFT, INC. (THE "COMPANY")

                               PURCHASESOFT, INC.
                                 BALANCE SHEETS


                                                                  (Unaudited)
                                                               November 30, 1999               May 31, 1999
                                                              ---------------------        ----------------------
Assets
Current Assets:
   Cash and cash equivalents                                   $      1,576,623              $     3,824,505
   Accounts receivable, net                                              69,027                      115,927
   Prepaid expenses and other current assets                             68,043                      121,460
                                                                 ---------------               --------------
Total Current Assets                                                  1,713,693                    4,061,892
                                                                 ---------------               --------------

Property and equipment, net                                             452,503                      304,614
                                                                 ---------------               --------------

Other Assets
   Security deposits                                                     39,269                       38,879
                                                                 ---------------               --------------
Total Other Assets                                                       39,269                       38,879
                                                                 ---------------               --------------

Total Assets                                                   $      2,205,465              $     4,405,385
                                                                 ---------------               --------------
                                                                 ---------------               --------------

Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                                            $        310,789              $       411,480
   Current obligations under capital leases                              64,425                       49,428
   Accrued expenses                                                     500,370                      528,924
   Deferred revenues                                                    146,129                      163,804
                                                                 ---------------               --------------
Total Current Liabilities                                             1,021,713                    1,153,636
                                                                 ---------------               --------------

Noncurrent Obligations
   Noncurrent obligations under capital leases                           65,122                       28,878
   Noncurrent restructuring charges                                      34,850                      133,332
                                                                 ---------------               --------------
Total Noncurrent Obligations                                             99,972                      162,210
                                                                 ---------------               --------------

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.01 par value, 25,000,000
   shares authorized, 13,807,015 and 13,807,015
   issued and outstanding respectively                                  138,070                      138,070
Additional paid-in-capital                                           24,443,167                   24,443,167
Accumulated deficit                                                 (23,408,425)                 (21,402,666)
                                                                 ---------------               --------------
                                                                      1,172,812                    3,178,571
Less treasury stock (4,780 shares) at cost                              (89,032)                     (89,032)
                                                                 ---------------               --------------
Total Stockholders' Equity                                            1,083,780                    3,089,539
                                                                 ---------------               --------------

Total Liabilities and Stockholders' Equity                     $      2,205,465              $     4,405,385
                                                                 ---------------               --------------
                                                                 ---------------               --------------

                 See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                            FOR THE THREE MONTHS ENDED                      FOR THE SIX MONTHS ENDED
                                      ---------------------------------------         --------------------------------------
                                       November 30,          November 30,              November 30,          November 30,
                                           1999                  1998                      1999                  1998
                                      ----------------     ------------------         ----------------     -----------------
Net revenues:
   Product                            $       71,180        $        7,500            $      111,155        $       73,750
   Services                                   67,178                73,120                   130,041               166,549
                                        -------------         -------------             -------------         -------------
Total net revenues                           138,358                80,620                   241,196               240,299
                                        -------------         -------------             -------------         -------------

Costs and expenses:
   Cost of revenues                           94,046                45,457                   177,157                78,239
   Selling expenses                          419,104               345,317                   739,336               675,526
   General and administrative                428,372               513,852                   914,331               957,839
   Research and development                  228,427               147,262                   475,130               275,435
                                        -------------         -------------             -------------         -------------
Total costs and expenses                   1,169,949             1,051,888                 2,305,954             1,987,039
                                        -------------         -------------             -------------         -------------

Operating loss                            (1,031,591)             (971,268)               (2,064,758)           (1,746,740)

Interest income (expense), net                21,315                16,351                    58,999                47,249
                                        -------------         -------------             -------------         -------------

Net loss                              $   (1,010,276)       $     (954,917)           $   (2,005,759)       $   (1,699,491)
                                        -------------         -------------             -------------         -------------
                                        -------------         -------------             -------------         -------------

Net loss per common share
   (Basic and diluted)                $        (0.07)       $        (0.12)           $        (0.15)       $        (0.21)
                                        -------------         -------------             -------------         -------------
                                        -------------         -------------             -------------         -------------

Weighted average
   shares outstanding                     13,807,015             8,154,761                13,807,015             8,092,261
                                        -------------         -------------             -------------         -------------
                                        -------------         -------------             -------------         -------------

                 See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                          FOR THE SIX MONTHS ENDED
                                                               -----------------------------------------------
                                                                November 30, 1999         November 30, 1998
                                                               --------------------      ---------------------
Cash flows from operating activities:
   Net loss                                                      $  (2,005,759)           $    (1,699,491)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                     42,757                     28,437
      Provision for bad debts                                            4,823                        - -
      Stock compensation for shares issued for services                 30,000                        - -
   Changes in operating assets and liabilities:
      Accounts receivable                                               42,077                    (73,284)
      Prepaid expenses and other assets                                 23,417                    (93,518)
      Accounts payable                                                (100,691)                    63,522
      Accrued expenses                                                (127,035)                    (6,770)
      Deferred revenue                                                 (17,675)                    19,870
                                                                   ------------             --------------
Net cash used in operating activities                               (2,108,086)                (1,761,234)
                                                                   ------------             --------------

Cash flows from investing activities:
   Additions to property and equipment                                (113,701)                  (198,930)
   Increase in security deposits                                          (390)                   (30,110)
                                                                   ------------             --------------
Net cash used in investing activities                                 (114,091)                  (229,040)
                                                                   ------------             --------------

Cash flows from financing activities:
   Net proceeds from exercise of warrant                                   - -                    142,500
   Proceeds from financing equipment                                       - -                     50,508
   Payment of capital leases                                           (25,705)                   (11,520)
                                                                   ------------             --------------
Net cash provided by (used in) financing activities                    (25,705)                   181,488
                                                                   ------------             --------------

Net decreases in cash and cash equivalents                          (2,247,882)                (1,808,786)
Cash and cash equivalents, beginning of year                         3,824,505                  2,918,548
                                                                   ------------             --------------
Cash and cash equivalents, end of period                         $   1,576,623            $     1,109,762
                                                                   ------------             --------------
                                                                   ------------             --------------

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $       6,369            $         3,973
   Cash paid for income taxes                                    $          --            $            --
                                                                   ------------             --------------
                                                                   ------------             --------------

Supplemental disclosure of non-cash transaction:
   Capital lease obligation incurred                             $      76,946            $        61,533
                                                                   ------------             --------------
                                                                   ------------             --------------

                 See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999

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

         Accounts receivable is presented net of an allowance for uncollectible accounts of $49,099 and $55,000 at November 30, 1999 and May 31, 1999, respectively. Bad debt expense is recorded in general and administrative expenses.

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

         (e)      Property and Equipment

         Property and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operations over the estimated useful lives of the related assets, generally five to seven years, using the straight-line method. Depreciation and amortization expense, was $42,758 and $28,438 for the six months ended November 30, 1999 and 1998, respectively.

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

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, this Quarterly Report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, (i) the Company's belief in the growth of electronic commerce software solutions and (ii) expectations for the Company's strategy and future performance. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the following risks and uncertainties: (i) the Company's history of losses and accumulated deficit, limited revenues, and the uncertainty of future profitability; (ii) the uncertainty of market acceptance of PurchaseSoft-TM-, PurchaseSmart-TM-, and SourceSmart-TM- software; (iii) new management and ability to recruit sales, service, implementation personnel, resellers and strategic partners and alliances; (iv) the intense competition in the software field; (v) the dependence on a single product line and rapid technological change in the industry; (vi) new product development, and (vii) fluctuations in quarterly operating results. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Commission, including those risks and uncertainties discussed under the caption "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1999. The forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-QSB, and the Company cautions readers not to place undue reliance on such statements.

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998

OVERVIEW

         The Company reported a net loss for the quarter of $1,010,276. The Company announced on November 15, 1999, that it had added a dynamic new purchasing feature to its Java- and HTML-based products, PurchaseSmart-TM- and SourceSmart-TM-: WebQUOTE-TM- Auctioning and is known as reverse auctioning. This new functionality will extend PurchaseSmart users' capabilities to take advantage of e-commerce opportunities by enabling them to invite suppliers via the Internet into a competitive bidding situation and was created as part of PurchaseSoft's strategy for e-commerce.

         Shortly after the second quarter ended, the Company announced in a press release dated December 9, 1999, the restructuring of certain positions within the Company and a redirection of its sales and marketing efforts to give greater emphasis to the development of strategic partnerships and alliances. Pamela Cabalka, who served as Vice President of Sales and acting CEO tendered her resignation from the Company. The position of CEO was eliminated and the number of direct sales representatives was reduced. Based on the positive response the Company has received from e-commerce industry experts and input from potential partners, the Company believes that the development of a larger indirect sales network is the most effective way to reach customers. The Company is increasing its efforts to develop these partner-level relationships in key industries and anticipates that much of its future growth will come through the leverage gained in these relationships.

REVENUES

         Total revenue for the three months ended November 30, 1999 was $138,358, compared to revenue of $80,620 for the three months ended November 30, 1998, an increase of $57,738 or 71.6%. Product revenues for the three months ended November 30, 1999, were $71,180 compared to revenues of $7,500 for the three months ended November 30, 1998, an increase of $63,680 or 849.1%. Service revenues were $67,178 for the three months ended November 30, 1999, compared to $73,120 for the three months ended November 30, 1998, a decrease of $5,942 or 8.1%.

         Total revenue for the six months ended November 30, 1999 was $241,196, compared to revenue of $240,299 for the six months ended November 30, 1998, an increase of $897 or 0.4%. Product revenues for the six months ended November 30, 1999, were $111,155 compared to revenues of $73,750 for the six months ended November 30, 1998, an increase of $37,405 or 50.7%. Service revenues were $130,041 for the six months ended November 30, 1999, compared to $166,549 for the six months ended November 30, 1998, a decrease of $36,508 or 21.9%.

EXPENSES

         The cost of revenues for the three months ended November 30, 1999 was $94,046, compared to $45,457 for the three months ended November 30, 1998, an increase of $48,589 or 106.9%. This increase was primarily due to higher compensation costs associated with providing professional services and customer support.

         The cost of revenues for the six months ended November 30, 1999 was $177,157, compared to $78,239 for the six months ended November 30, 1998, an increase of $98,918 or 126.4%. This increase was primarily due to higher compensation costs associated with providing professional services and customer support, development of implementation methodologies and strategic partnership expenses related to imaging software.

         Selling expense for the three months ended November 30, 1999 was $419,104, compared to $345,317 for the three months ended November 30, 1998, an increase of $73,787 or 21.4 %. This increase was primarily due to higher marketing consulting fees, expenses associated with partners and alliances the Company has formed, trade show expenses and marketing collateral and was offset in part by lower sales compensation costs and travel expenses.

         Selling expense for the six months ended November 30, 1999 was $739,336, compared to $675,526 for the six months ended November 30, 1998, an increase of $63,810 or 9.4 %. This increase was primarily due to higher marketing consulting fees, expenses associated with partners and alliances the Company has formed, trade show expenses and marketing collateral and was offset in part by lower sales compensation costs and travel expenses.

         General and administrative expense for the three months ended November 30, 1999 was $428,372, compared to $513,852 for the three months ended November 30, 1998, a decrease of $85,480 or 16.6%. This decrease was primarily due to lower recruiting fees, lower legal fees related to the preparation of the Company's annual proxy materials, and reduced occupancy costs as the Company was no longer paying rent at its former location in Eden Prairie, and was offset in part by higher compensation costs.

         General and administrative expense for the six months ended November 30, 1999 was $914,331, compared to $957,839 for the six months ended November 30, 1998, a decrease of $43,508 or 4.5%. This decrease was primarily due to lower recruiting fees, lower legal fees related to the preparation of the Company's annual proxy materials, and the absence of stockholder mailing costs associated with the mailing of the Annual Meeting of Stockholders and was offset in part by higher compensation costs and other general business expenses.

         Research and development expense for the three months ended November 30, 1999 was $228,427, compared to $147,262 for the three months ended November 30, 1998, an increase of $81,165 or 55.1%. This increase was primarily due to increased compensation costs.

         Research and development expense for the six months ended November 30, 1999 was $475,130, compared to $275,435 for the six months ended November 30, 1998, an increase of $199,695 or 72.5%. This increase was primarily due to increased compensation costs.

NET LOSS

         For the three months ended November 30, 1999, the Company reported a net loss of $1,010,276 (or $0.07 per share) as compared to a net loss of $954,917 (or $0.12 per share) for the three month period ended November 30, 1998. This loss was caused by the continuation of low revenues, which were not sufficient to cover operating costs. The loss for the three months ended November 30, 1999 was worse than the loss for the same period ended November 30, 1998 primarily due to higher operating expenses. The primary reason the loss per share decreased was due to an increase in the average outstanding shares for the three months ended November 30, 1999 to 13,807,015 shares as compared to average outstanding shares for the three months ended November 30, 1998 of 8,154,761 shares. This increase in average outstanding shares was primarily due to the shares issued in conjunction with the rights offering which was completed in May 1999.

         For the six months ended November 30, 1999, the Company reported a net loss of $2,005,759 (or $0.15 per share) as compared to a net loss of $1,699,491 (or $0.21 per share) for the six month period ended November 30, 1998. This loss was caused by the continuation of low revenues, which were not sufficient to cover operating costs. The loss for the six months ended November 30, 1999 was worse than the loss for the same period ended November 30, 1998 primarily due to higher operating expenses. The primary reason the loss per share decreased was due to an increase in the average outstanding shares for the six months ended November 30, 1999 to 13,807,015 shares as compared to average outstanding shares for the six months ended November 30, 1998 of 8,092,261 shares. This increase in average outstanding shares was primarily due to the shares issued in conjunction with the rights offering which was completed in May 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of November 30, 1999, the Company had cash and cash equivalents totaling $1,576,623 and working capital of $691,980. The Company used $2,108,086 of cash in operating activities during the six month period ended November 30, 1999, of which a substantial portion was used to fund the net loss for the period of $2,005,759. The Company used $114,091 of cash in investing activities primarily to acquire property and equipment during the six month period ended November 30, 1999. The Company used $25,705 of cash in financing activities during the six month period ended November 30, 1999 for payments of capital lease obligations.

         The Company made $190,647 in capital expenditures during the six month period ended November 30, 1999, which included a $76,946 investment financed as a capitalized lease over a thirty-six month term with a monthly payment of $2,452. The Company had no significant commitments as of November 30, 1999 for capital expenditures.

         The Company believes that its existing capital resources and anticipated revenue from software sales and services will be sufficient to fund its planned operating expenses and capital requirements through the end of fiscal 2000. In addition, early in the third quarter, the Company received proceeds of approximately $197,800 from the exercise of stock options. There can be no assurance that the existing capital resources and anticipated revenue from software sales and services will be sufficient to meet the Company's operating expenses and capital requirements during such period. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the results of the Company's software development efforts, the level of resources the Company commits to marketing and sales efforts, the ability of the Company to maintain existing and develop new customers, and activities of competitors and other factors. The Company has also begun discussions with strategic partners and other sources to raise additional capital to fund the Company's operations for fiscal year 2001.

YEAR 2000 ISSUES

         The Company believes that its currently supported products are Year 2000 compliant. This means that, based on reasonable investigation and remediation efforts, the Company anticipates that it will be able to provide uninterrupted Year 2000 compliant goods and services to its customers throughout the period that includes the change in century and the following leap year calculations. As of January 2000, the Company has not found any Year 2000 problems that would affect the mission critical functionality of its products, GT Purchase PRO v6.1.x, PurchaseSoft-TM- v5.x, PurchaseSmart-TM- v1.x and SourceSmart-TM- v1.x.

         The Company has also researched its mission critical business partners. As of January 2000, the Company is not aware of any Year 2000 related problems in its mission critical business partners. In particular, the Company in not aware of any reported problems with the Sybase tools that have been used to build its products. Likewise, the Company is not aware of any reported Year 2000 related problems with the SilverStream development tools that it is using to build its newest products.

         The Company has conducted a comprehensive review of the Year 2000 compliance of its significant internal information systems. The Company's financial accounting software package is stated to be to be Year 2000 compliant and appears to be working correctly. The Company's voice mail system currently in use in its Minneapolis office has been rendered Year 2000 compliant. To date, the Company believes that the significant business, accounting and operations software and equipment it uses internally are compliant.

         Some of the Company's customer's hardware systems on which the Company's product is installed contain other software applications, some of which are integral to the function of the system or inter-operate with its product that may not be year 2000 compliant. To date, the Company is not aware of any such system but the potential does exist. Any failure of such equipment or its installed base of software is likely to adversely affect the operation of the Company's product.

         The Company believes the most reasonably likely worst case scenario, the failure of our products or the failure of hardware or software products provided by other parties to properly manage dates beyond 1999, has not transpired. The next potentially significant event would be for the Company's products to incorrectly perform the Year 2000 leap year calculations. The Company is not aware of any such problem at this time. However, any prolonged failure could have a material adverse affect the Company's business, financial condition or results of operations.

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



                                    PURCHASESOFT, INC.

                                           /s/  Jeffrey B. Pinkerton
Date:  January  14, 2000            By:
                                       -----------------------------------------
                                    Name:  Jeffrey B. Pinkerton
                                    Title: President





                                             /s/  Philip D. Wolf
Date:  January 14, 2000             By:
                                       -----------------------------------------
                                    Name:  Philip D. Wolf
                                    Title: Treasurer and Chief Financial Officer