Form 10QSB
period 2000-02-29
PURCHASESOFT INC
filed 2000-04-14
CIK 727063

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

    /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended February 29, 2000

    / /  Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from           to
                                   ----------   ----------

Commission File Number 0-11791

                                PURCHASESOFT, INC.
                               -------------------
           (Name of Small Business Issuer as Specified in Its Charter)

             DELAWARE                                  13-2897997
-------------------------------           -----------------------------------
  (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                                 7301 OHMS LANE
                                   SUITE 220
                                EDINA, MN 55439
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (612) 941-1500
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes   /X/                       No   / /

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                               Outstanding at April 11, 2000
  ------------------------                      -----------------------------
   COMMON STOCK, PAR VALUE                            14,624,884 SHARES
      $0.01 PER SHARE

                               PURCHASESOFT, INC.

                                      INDEX


 ITEM                                                                                                           PAGE
NUMBER                                                                                                          NUMBER
------                                                                                                         -------
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                      Balance Sheets as of February 29, 2000 and May 31, 1999.............................        3

                      Statements of Operations for the three and nine months ended
                      February 29, 2000 and February 28, 1999.............................................        4

                      Statements of Cash Flows for the nine months ended
                      February 29, 2000 and February 28, 1999.............................................        5

                      Notes to the Financial Statements...................................................      6-8

     Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations ..........................................................     8-12


PART II.          OTHER INFORMATION

     Item 2.      Changes in Securities...................................................................       13

     Item 4.      Submission of Matters to a Vote of Security Holders.....................................       13

     Item 6.      Exhibits and Reports on Form 8-K........................................................       13

     Signatures       ....................................................................................       14

PART I.      FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS
                COMPANY FOR WHICH REPORT IS FILED: PURCHASESOFT, INC. (THE "COMPANY")

                               PURCHASESOFT, INC.
                                 BALANCE SHEETS

                                                                  (Unaudited)
                                                               February 29, 2000               May 31, 1999
                                                              ---------------------        ----------------------
Assets

Current Assets
   Cash and cash equivalents                                   $      1,055,942              $     3,824,505
   Accounts receivable, net                                              28,547                      115,927
   Prepaid expenses and other current assets                            109,463                      121,460
                                                                 ---------------               --------------
Total Current Assets                                                  1,193,952                    4,061,892
                                                                 ---------------               --------------

Property and equipment, net                                             461,179                      304,614
                                                                 ---------------               --------------

Other Assets
   Security deposits                                                     39,269                       38,879
                                                                 ---------------               --------------
Total Other Assets                                                       39,269                       38,879
                                                                 ---------------               --------------

Total Assets                                                   $      1,694,400              $     4,405,385
                                                                 ===============               ==============

Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                                            $        262,464              $       411,480
   Current obligations under capital leases                              57,352                       49,428
   Accrued expenses                                                     515,773                      528,924
   Deferred revenues                                                    123,342                      163,804
                                                                 ---------------               --------------
Total Current Liabilities                                               958,931                    1,153,636
                                                                 ---------------               --------------

Noncurrent Obligations
   Noncurrent obligations under capital leases                           53,944                       28,878
   Noncurrent restructuring charges                                           0                      133,332
                                                                 ---------------               --------------
Total Noncurrent Obligations                                             53,944                      162,210
                                                                 ---------------               --------------

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.01 par value, 25,000,000
   shares authorized, 14,419,086 and 13,807,015
   issued and outstanding respectively                                  144,191                      138,070
Additional paid-in-capital                                           25,057,484                   24,443,167
Accumulated deficit                                                 (24,431,118)                 (21,402,666)
                                                                 ---------------               --------------
                                                                        770,557                    3,178,571

Less treasury stock (4,780 shares) at cost                              (89,032)                     (89,032)
                                                                 ---------------               --------------
Total Stockholders' Equity                                              681,525                    3,089,539
                                                                 ---------------               --------------

Total Liabilities and Stockholders' Equity                     $      1,694,400              $     4,405,385
                                                                 ===============               ==============

              See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                             FOR THE THREE MONTHS ENDED                      FOR THE NINE MONTHS ENDED
                                      ---------------------------------------         --------------------------------------
                                       February 29,          February 28,              February 29,          February 28,
                                           2000                  1999                      2000                  1999
                                      ----------------     ------------------         ----------------     -----------------
Net revenues:
   Product                            $        5,000        $        3,000            $      116,155        $       76,750
   Services                                   51,091                45,680                   181,132               212,229
                                        -------------         -------------             -------------         -------------
Total net revenues                            56,091                48,680                   297,287               288,979
                                        -------------         -------------             -------------         -------------

Costs and expenses:
   Cost of revenues                          103,446                43,604                   280,603               121,843
   Sales and marketing                       235,658               358,146                   974,994             1,033,672
   General and administrative                556,624               451,131                 1,470,955             1,408,970
   Research and development                  195,182               235,592                   670,312               511,027
   Restructuring charge                            0               610,453                         0               610,453
                                        -------------         -------------             -------------         -------------
Total costs and expenses                   1,090,910             1,698,926                 3,396,864             3,685,965
                                        -------------         -------------             -------------         -------------

Operating loss                            (1,034,819)           (1,650,246)               (3,099,577)           (3,396,986)

Interest income                               12,126                   862                    71,125                48,111
                                        -------------         -------------             -------------         -------------

Net loss                              $   (1,022,693)       $   (1,649,384)           $   (3,028,452)       $   (3,348,875)
                                        =============         =============             =============         =============


Net loss per common share
   (Basic and diluted)                $        (0.07)       $        (0.20)           $        (0.22)       $        (0.41)
                                        =============         =============             =============         =============


Weighted average
   shares outstanding                     14,103,546             8,169,408                13,905,498             8,117,788
                                        =============         =============             =============         =============

              See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                         FOR THE NINE MONTHS ENDED
                                                               -----------------------------------------------
                                                                February 29, 2000         February 28, 1999
                                                               --------------------      ---------------------
Cash flows from operating activities:
   Net loss                                                      $  (3,028,452)           $    (3,348,875)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                     69,333                     50,661
      Provision for bad debts                                            5,945                        --
      Stock compensation for shares issued for services                 30,000                        --
   Changes in operating assets and liabilities:
      Accounts receivable                                               81,435                     (9,870)
      Prepaid expenses and other assets                                (18,003)                   (76,659)
      Accounts payable                                                (149,016)                     9,069
      Accrued expenses                                                (146,482)                   475,782
      Deferred revenue                                                 (40,462)                    32,306
                                                                   ------------             --------------
Net cash used in operating activities                               (3,195,702)                (2,867,586)
                                                                   ------------             --------------

Cash flows from investing activities:
   Additions to property and equipment                                (148,955)                  (215,860)
   Increase in security deposits                                          (390)                   (30,110)
                                                                   ------------             --------------
Net cash used in investing activities                                 (149,345)                  (245,970)
                                                                   ------------             --------------

Cash flows from financing activities:
   Net proceeds from exercise of option/warrant                        620,438                    142,500
   Proceeds from financing equipment                                        --                     50,508
   Proceeds form issuance of note payable                                   --                  2,000,000
   Payment of capital leases                                           (43,954)                   (22,433)
                                                                   ------------             --------------
Net cash provided by financing activities                              576,484                  2,170,575
                                                                   ------------             --------------

Net decreases in cash and cash equivalents                          (2,768,563)                  (942,981)
Cash and cash equivalents, beginning of year                         3,824,505                  2,918,548
                                                                   ------------             --------------
Cash and cash equivalents, end of period                         $   1,055,942            $     1,975,567
                                                                   ============             ==============


Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $       9,818            $         7,349
   Cash paid for income taxes                                    $          --            $            --
                                                                   ============             ==============

Supplemental disclosure of non-cash transaction:
   Stock compensation award                                                 --                     50,000
   Capital lease obligation incurred                             $      76,946            $        61,533
                                                                   ============             ==============



              See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000


         NOTE 1.  GENERAL INFORMATION:

         The Financial Statements included herein have been prepared by the Company without audit except the May 31, 1999 balance sheet, which was audited. The Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. These statements do not include all information required by Generally Accepted Accounting Principles to be included in a full set of Financial Statements. These Financial Statements should be read in conjunction with the May 31, 1999 Financial Statements and notes thereto included in the Company's latest report on Form 10-KSB.

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

         Accounts receivable is presented net of an allowance for uncollectible accounts of $41,708 and $55,000 at February 29, 2000 and May 31, 1999, respectively. Bad debt expense is recorded in general and administrative expenses.

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

         (e)      Property and Equipment

         Property and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operations over the estimated useful lives of the related assets, generally five to seven years, using the straight-line method. Depreciation and amortization expense was $69,333 and $50,661 for the nine months ended February 29, 2000, and February 28, 1999, respectively.

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


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, this Quarterly Report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, (i) the Company's belief in the growth of electronic commerce software solutions and (ii) expectations for the Company's strategy and future performance. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the following risks and uncertainties: (i) the Company's history of losses and accumulated deficit, limited revenues, and the uncertainty of future profitability; (ii) the uncertainty of market acceptance of PurchaseSoft-TM-, PurchaseSmart-TM-, and SourceSmart-TM- software; (iii) new management and the ability to develop strategic partnerships and alliances, establish resellers of the Company's products, and recruit sales, service, implementation personnel; (iv) the intense competition in the software field;
(v) the dependence on a single product line and rapid technological change in the industry; (vi) new product development; and (vii) fluctuations in quarterly operating results. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed under the caption "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1999. The forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-QSB, and the Company cautions readers not to place undue reliance on such statements.

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

OVERVIEW

         The Company reported a net loss for the quarter of $1,022,693.

         In December 1999, the Company restructured certain positions and redirected its sales and marketing efforts to give greater emphasis to the development of strategic partnerships and alliances. Pamela Cabalka, who served as Vice President of Sales and acting CEO tendered her resignation from the Company. The position of CEO was eliminated and the number of direct sales representatives was reduced. Based on feedback the Company has received from e-commerce industry experts and input from potential partners, the Company believes that the development of a larger indirect sales network is the most effective way to reach customers. The Company is increasing its efforts to develop these partner-level relationships in key industries and anticipates that much of its future growth will come through the leverage gained in these relationships.

         On January 24, 2000, the Company announced its partnership with USinternetworking (Nasdaq: USIX), a leading Application Service Provider, to provide PurchaseSmart-TM- and SourceSmart-TM- software as an Internet service through USi's AppHost program. This agreement was entered into by PurchaseSoft and USi to respond to the market need for affordable, fully featured, web-based procurement software. Under the agreement, USi will host PurchaseSoft's business-to-business e-commerce applications via its AppHost model. Purchasesoft's clients will be able to obtain and operate PurchaseSmart-TM- and SourceSmart-TM- software as a subscription service over USi's network of enterprise data centers, eliminating the need to build out additional in-house infrastructure to support the application and speeding up the implementation process.

         On January 31, 2000, the Company announced the hiring of Mr. P. Gopalakrishnan as Senior Vice President of Business Development replacing Robyn Thompson who left the Company to pursue other interests. He will continue to build and expand the Company's partnerships, alliance networks, reseller programs and marketing efforts. Before joining PurchaseSoft he was a Principal Consultant for PricewaterhouseCoopers Management Consulting Services specializing in e-commerce best practices and major project implementation and management. Mr. Gopalakrishnan has over eighteen years experience in information technology. He has concentrated on electronic commerce design, development and implementation for multinational and multi-location e-commerce projects for the last nine years. Mr. Gopalakrishnan received his BSc from the University of Delhi, an FBA from the Canadian School of Management, Toronto and an MBA from City University, Seattle, WA.

On March 7, 2000, subsequent to the third quarter, which ended on February 29, 2000, the Company announced the appointment of Jeffrey B. Pinkerton as Chief Executive Officer of the Corporation. Mr. Pinkerton joined the Company in 1987 and continues to serve as the Company's President. Mr. Pinkerton joined PurchaseSoft as an experienced procurement professional, having held various industrial positions in materials management and procurement systems analysis. In addition, he has published numerous articles on Purchasing and Purchasing Applications, taught a Computers In Purchasing course at Baruch College in New York and authored two books on the subject. Mr. Pinkerton has guided the Company's development of its software products from the early DOS based product CAP (Computer Aided Purchasing) through its Windows based products, GT PurchasePro and PurchaseSoft-TM- and its current offerings PurchaseSmart-TM- and SourceSmart-TM-, which are completely web-enabled, written in Java and HTML.

On March 23, 2000, subsequent to the third quarter, which ended on February 29, 2000, the Company borrowed $5,000,000 from L-R Global Partners, L.P. and signed a demand promissory note in return. Under the terms of this note, the Company must repay the principal and interest due at any time upon the demand of L-R Global. The Company is continuing discussions with strategic partners and other sources to raise additional capital to fund the Company's operations for fiscal year 2001. The Company intends to repay the L-R Global demand promissory note with any new capital raised.

REVENUES

         Total revenue for the three months ended February 29, 2000, was $56,091, compared to revenue of $48,680 for the three months ended February 28, 1999, an increase of $7,411 or 15.2%. Product revenues for the three months ended February 29, 2000, were $5,000 compared to revenues of $3,000 for the three months ended February 28, 1999, an increase of $2,000 or 66.7%. Service revenues were $51,091 for the three months ended February 29, 2000, compared to $45,680 for the three months ended February 28, 1999, an increase of $5,411 or 11.8%.

         Total revenue for the nine months ended February 29, 2000, was $297,287, compared to revenue of $288,979 for the nine months ended February 28, 1999, an increase of $8,308 or 2.9%. Product revenues for the nine months ended February 29, 2000, were $116,155 compared to revenues of $76,750 for the nine months ended February 28, 1999, an increase of $39,405 or 51.3%. Service revenues were $181,132 for the nine months ended February 29, 2000, compared to $212,229 for the nine months ended February 28, 1999, a decrease of $31,097 or 14.7%.


EXPENSES

         The cost of revenues for the three months ended February 29, 2000, was $103,446, compared to $43,604 for the three months ended February 28, 1999, an increase of $59,842 or 137.2%. This increase was primarily due to higher compensation and benefit costs associated with staffing our professional services and customer support department.

         The cost of revenues for the nine months ended February 29, 2000, was $280,603, compared to $121,843 for the nine months ended February 28, 1999, an increase of $158,760 or 130.3%. This increase was primarily due to higher compensation and benefit costs associated with staffing our professional services and customer support department, development of implementation methodologies and strategic partnership expenses related to imaging software.

         Sales and marketing expense for the three months ended February 29, 2000, was $235,658, compared to $358,146 for the three months ended February 28, 1999, a decrease of $122,488 or 34.2 %. This decrease was primarily due to lower compensation costs and travel expenses resulting from the Company's restructuring of its sales organization in December 1999 and was offset in part by higher marketing consulting, public relations fees and trade show expenses.

         Sales and marketing expense for the nine months ended February 29, 2000, was $974,994, compared to $1,033,672 for the nine months ended February 28, 1999, a decrease of $58,678 or 5.7 %. This decrease was primarily due to lower compensation costs and travel expenses resulting from the Company's restructuring of its sales organization in December 1999 and was offset in part by higher marketing consulting, public relations fees and trade show expenses.

         General and administrative expense for the three months ended February 29, 2000, was $556,624, compared to $451,131 for the three months ended February 28, 1999, an increase of $105,493 or 23.4%. This increase was primarily due to higher compensation costs relating to severance that was accrued for administrative restructuring and was offset in part by decreases in legal fees, general business consulting fees and office rent.

         General and administrative expense for the nine months ended February 29, 2000, was $1,470,955, compared to $1,408,970 for the nine months ended February 28, 1999, an increase of $61,985 or 4.4%. This increase was primarily due to higher compensation costs relating to severance that was accrued for administrative restructuring and general business expenses and was offset in part by lower telephone costs, office rent, the absence of legal fees relating to the reincorporation in Delaware from New York in the prior fiscal year, general business consulting fees and recruiting fees.

         Research and development expense for the three months ended February 29, 2000, was $195,182, compared to $235,592 for the three months ended February 28, 1999, a decrease of $40,410 or 17.1%. This decrease was primarily due to lower compensation and benefit costs.

         Research and development expense for the nine months ended February 29, 2000, was $670,312, compared to $511,027 for the nine months ended February 28, 1999, an increase of $159,285 or 31.2%. This increase was primarily due to increased compensation and benefit costs.

         Restructuring charges for the three and nine months ended February 29, 2000, was $0, compared to $610,453 for the three months ended February 28, 1999, a decrease of $610,453 or 100.0%. In the quarter ended February 28, 1999, the Company completed a reorganization of its executive management and workforce in order to refocus the Company on its core competencies, particularly its deep domain expertise in end-to-end organizational procurement. The restructuring charge covered severance pay and other restructuring costs.


NET LOSS

         For the three months ended February 29, 2000, the Company reported a net loss of $1,022,693 (or $0.07 per share) as compared to a net loss of $1,649,384 (or $0.20 per share) for the three month period ended February 28, 1999. This loss was caused by the continuation of low revenues, which were not sufficient to cover operating costs. The loss for the three months ended February 29, 2000 was less than the loss for the three month period ended February 28, 1999 primarily due to the absence of restructuring charges associated with the reorganization of the Company's executive management and workforce. The loss per share decreased primarily due to lower operating expenses relating to restructuring charges and an increase in the average outstanding shares for the three months ended February 29, 2000 to 14,103,546 shares as compared to average outstanding shares for the three months ended February 28, 1999 of 8,169,408 shares. This increase in average outstanding shares was primarily due to the shares issued in conjunction with the rights offering which was completed in May 1999.

         For the nine months ended February 29, 2000, the Company reported a net loss of $3,028,452 (or $0.22 per share) as compared to a net loss of $3,348,875 (or $0.41 per share) for the nine month period ended February 28, 1999. This loss was caused by the continuation of low revenues, which were not sufficient to cover operating costs. The loss for the nine months ended February 29, 2000 was less than the loss for the nine month period ended February 28, 1999 primarily due to lower operating expenses because the Company recorded a $610,453 restructuring charge in the nine months ended February 28, 1999 and did not have a comparable charge in the nine months ended February 29, 2000 but was offset in part by higher cost of revenues, general and administrative expenses and research and development expenses during this period. The loss per share decreased primarily due to lower operating expenses and an increase in the average outstanding shares for the nine months ended February 29, 2000 to 13,905,498 shares as compared to average outstanding shares for the nine months ended February 28, 1999 of 8,117,788 shares. This increase in average outstanding shares was primarily due to the shares issued in conjunction with the rights offering which was completed in May 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of February 29, 2000, the Company had cash and cash equivalents totaling $1,055,942 and working capital of $235,021. The Company used $3,195,702 of cash in operating activities during the nine month period ended February 29, 2000, of which a substantial portion was used to fund the net loss for the period of $3,028,452. The Company used $149,345 of cash in investing activities primarily to acquire property and equipment during the nine month period ended February 29, 2000. The Company generated $576,484 of cash in financing activities during the nine month period ended February 29, 2000 of which approximately $620,000 was received from the proceeds of the exercise of stock options and warrants and was offset in part by the payment of capital lease obligations.

         The Company made $225,901 in capital expenditures during the nine month period ended February 29, 2000, which included a $76,946 expenditure financed as a capital lease over a thirty-six month term with a monthly payment of $2,452. The Company had no significant commitments as of February 29, 2000 for capital expenditures.

         On March 23, 2000, the Company borrowed $5,000,000 from L-R Global Partners, L.P. and signed a demand promissory note in return. Under the terms of this note, the Company must repay the principal and interest due at any time upon the demand of L-R Global. The Company is continuing discussions with strategic partners and other sources to raise additional capital to fund the Company's operations for fiscal year 2001. New capital raised will first be used to repay the L-R Global demand promissory note. The Company believes that if it is successful in raising additional capital with minimum proceeds of $5,000,000 in addition to its existing capital resources, anticipated revenue from software sales and services, interest income, and anticipated proceeds from the exercise of stock options, that these resources will be sufficient to fund its planned operating expenses and capital requirements through the end of fiscal 2001.

         There can be no assurance that minimum capital proceeds of $5,000,000 will be raised, and if so, that this new capital plus its existing capital resources, anticipated revenue from software sales and services, interest income, and anticipated proceeds from the exercise of stock options will be sufficient to meet the Company's operating expenses and capital requirements during such period. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the results of the Company's software development efforts, the level of resources the Company commits to marketing programs, the development of its partnership and alliance network and its reseller programs, the ability of the Company to maintain existing and develop new customers, and activities of competitors and other factors.

PART II. OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES

                           On February 9, 2000, the Company issued 12,333 shares
                  of the Company's Common Stock upon the exercise of warrants held by a non-reporting person at exercise prices ranging from $1.14 to $1.26 per share, for the aggregate sum of $14,540. The issuance of the Common Stock was made in reliance on
                  Section 4(2) of the Securities Act of 1933, as amended.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           On January 25, 2000, the Company held a Special
                  Meeting in Lieu of the 2000 Annual Meeting of Stockholders. At this meeting, the security holders re-elected Jeffrey B. Pinkerton, J. Murray Logan, Donald S. LaGuardia and Brad I. Markowitz as directors of the Company to serve until the next annual meeting of stockholders. In addition, the stockholders voted upon and approved a proposal to increase the maximum number of shares that may be made available upon exercise of stock options under the PurchaseSoft, Inc. 1997 Stock Option Plan from 3,500,000 to 4,500,000.

                           At the meeting, a total of 12,368,755 shares were
                  present or represented by proxy, which represented 89.6% of the shares qualified to vote. The tabulation of the voting for the matters submitted for a vote was as follows:

                                    VOTES CAST          FOR            AGAINST         ABSTAIN
                                    ----------          ---            -------         --------
1.       To elect directors:
         LaGuardia                  12,368,755        12,062,837       305,918            --
         Logan                      12,368,755        12,362,946         5,809            --
         Markowitz                  12,368,755        12,062,837       305,918            --
         Pinkerton                  12,368,755        12,362,946         5,809            --

2.       To approve an increase
         in the Company's 1997
         Stock Option Plan
         from 3,500,000 to
         4,500,000 shares.          12,368,755        11,061,328        67,228         11,436

                  The proposals are described in greater detail in the Company's Definitive Proxy Statement for the Special Meeting in Lieu of the 2000 Annual Meetng of Stockholders held on January 25, 2000.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                   10.1 Promissory Note, dated March 23, 2000, of PurchaseSoft, Inc. to L-R Global Partners, L.P. filed herewith
                   27.1    Financial Data Schedule filed herewith

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    PURCHASESOFT, INC.


Date:  April 14, 2000      By:          /s/  Jeffrey B. Pinkerton
                              -------------------------------------------------
                                    Name:  Jeffrey B. Pinkerton
                                    Title: President and Chief Executive Officer





Date:  April 14, 2000      By:          /s/  Philip D. Wolf
                              -------------------------------------------------
                                    Name:  Philip D. Wolf
                                    Title: Treasurer, Chief Financial Officer
                                           and Assistant Secretary