Form 10KSB
period 2000-05-31
PURCHASESOFT INC
filed 2000-08-29
CIK 727063

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

    /x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2000;

    or

    / / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
             ___________.

Commission File Number 0-11791

                               PURCHASESOFT, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

Delaware                                                              13-2897997
-------------------------------                            ---------------------
(State or Other Jurisdiction of                            (IRS Employer ID No.)
Incorporation or Organization)

One Research Drive
Suite 100 B                                                                01581
Westborough, MA  01581                                                ----------
----------------------------------------                              (Zip Code)
(Address of Principal Executive Offices)

Issuer's Telephone Number, Including Area Code:                   (508) 599-1300

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

Issuer's revenues for its most recent fiscal year:   $337,898

The aggregate market value of the Common Stock, par value $0.01 per share ("Common Stock"), held by non-affiliates of the Registrant (totaling 3,708,473 shares) was $9,037,549 as of August 1, 2000 (based upon the closing bid of the Registrant's Common Stock on the OTC Bulletin Board on August 1, 2000 of $2.437 per share). The term affiliates is deemed, for this purpose only, to refer only to directors, officers, and principal stockholders of the Issuer.

State the number of shares outstanding in each of the issuer's classes of common equity, as of August 1, 2000.

                  CLASS                                 OUTSTANDING
                  -----                                 -----------
     Common Stock, par value                          14,733,046 shares
     $0.01 per share

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report on Form
10-KSB.

                               PURCHASESOFT, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                                  MAY 31, 2000

                              CROSS REFERENCE SHEET

                                             PART I                                 PAGE
                                                                                    ----
Item 1        Description of Business                                                 2

Item 2        Description of Property                                                12

Item 3        Legal Proceedings                                                      13

Item 4        Submission of Matters to a Vote of Security Holders                    13


                                             PART II

Item 5        Market for Common Equity and Related Stockholder Matters               13

Item 6        Management's Discussion and Analysis or Plan of Operations             15

Item 7        Financial Statements                                                   21

Item 8        Changes in and Disagreements with Accountants on Accounting            21
              and Financial Disclosure

                                             PART III

Item 9        Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act                      22

Item 10       Executive Compensation                                                 24

Item 11       Security Ownership of Certain Beneficial Owners and
              Management                                                             28

Item 12       Certain Relationships and Related Transactions                         30

Item 13       Exhibits, List and Reports on Form 8-K                                 31

         Except for the historical information contained herein, this Annual Report on Form 10-KSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, (i) the Company's belief in the growth of the e-Procurement and e-Commerce systems software and services market and (ii) expectations for the Company's strategy and future performance. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties set forth under the heading "Risk Factors" and the following risks and uncertainties: (i) the Company's history of losses and accumulated deficit, limited revenues, and the uncertainty of future profitability; (ii) capital requirements; (iii) the uncertainty of market acceptance of the Company's products; (iv) new management and ability to recruit sales, service, and implementation personnel; (v) the intense competition in the software field;
(vi) rapid technological change and new products; (vii) dependence on a single product-line; (viii) new product development and functionality enhancements;
(ix) fluctuations in quarterly operating results; and (x) intellectual property and proprietary rights. The forward-looking statements contained herein represent the Company's judgment as of the date of this Annual Report on Form 10-KSB, and the Company cautions readers not to place undue reliance on such statements.

PART I:

ITEM 1:  DESCRIPTION OF BUSINESS

OVERVIEW

         PurchaseSoft, Inc. (the "Company") is an emerging provider of strategic e-Procurement and B2B solutions to medium and large organizations worldwide. PurchaseSmart-TM-, the Company's flagship e-Procurement product enables organizations to automate their procurement processes thereby reducing costs and improving productivity, while providing real-time decision support information to management. The Company is aggressively marketing its solutions throughout North America, Europe and Asia. The Company's principal goals are twofold: to be the leader in the e-Procurement solutions marketplace addressing organizational procurement needs; and to be the preferred B2B exchange enabler for leading industry marketplaces. The Company expects to achieve these objectives by continuing to offer the most functional and easy to use leading edge, end-to-end software solutions and unparalleled customer service.

         The Company's expertise in procurement comes from its extensive experience in this area. The Company began operations as a management consulting firm specializing in "best practices" for purchasing and materials management in 1977. In 1985, the Company, then called Greentree Software, Inc. sensed the market need for an automated purchasing software package and introduced its first software product for purchasing materials management for use on IBM compatible PCs. Since that time, the Company has continued to offer leading edge software solutions by adapting the latest technology and incorporating procurement best practices and knowledge gained from successful customer implementations. In October 1999, the Company released its newest Solution, PurchaseSmart-TM-, SourceSmart-TM- and WebQuote-TM- a Web-based, end-to-end software solution, written in JAVA and HTML, which provides operational support for strategic procurement and e-commerce.

         One of the critical advantages of the solutions the Company provides is the ability to customize the software to fit each customers' specific needs. The Company expects that this flexibility will allow it to capitalize on a developing market in business-to-business exchanges and portals. The Company's solutions can easily be configured to be the e-Procurement engine for business-to-business exchanges and portals. The Company believes that its solutions offer the robustness and depth of functionality that such trading communities demand. This is a new and important business opportunity for the Company. It allows the Company to continue its evolution from a software application vendor to a provider of vital infrastructure software to the new Internet economy.

         Customers' expectations are evolving at the same pace as technology. Today, e-Procurement customers expect ready-made catalog content from their solution providers. To address this need for normalized data from suppliers, the Company is developing its supplier exchange service offering. Through this service, which will be hosted and managed by the Company, the Company expects to continue to serve its clients' full value procurement needs.


THE PURCHASESOFT SOLUTION

         The PurchaseSoft solution (the "System") consists of three key components - PurchaseSmart-TM-, the core product designed for the purchasing professional, SourceSmart-TM-, the easy-to-use casual buyer front-end and WebQuote-TM-, which enables supplier participation in the procurement process. The PurchaseSoft solution offers functionality in the areas of Web-based procurement, transaction management, supply chain management and planning & forecasting. The System covers all procurement needs from requisitioning and purchasing through auctioning and advanced analysis.

         PURCHASESMART-TM-: PurchaseSmart-TM- is an integrated suite of software modules that provide Web-based, end-to-end operational support for strategic procurement and e-Commerce. It enables organizations to reduce processing costs and improve productivity, by automating the procurement cycle, linking end-users throughout the organization with approvers and financial systems. PurchaseSmart-TM- is designed to connect large numbers of end users, approvers, and administrative personnel through Web based applications that automate procurement and financial processes. The functionality of PurchaseSmart-TM- is directed at the purchasing professionals in an organization. It provides all the tools that are needed by buyers and purchasing managers to effectively manage the procurement process and supplier performance. PurchaseSmart-TM- features the following functionality:

      ----------------------------------- ------------------------------------
      -  Requisitioning                   -  Electronic Cataloging
      ----------------------------------- ------------------------------------
      -  Purchase Order Management        -  Receiving
      ----------------------------------- ------------------------------------
      -  Request for Quotations (RFQs)    -  User Self Registration
      ----------------------------------- ------------------------------------
      -  Auctioning                       -  Advanced Analysis and Reporting
      ----------------------------------- ------------------------------------
      -  Quotations and Bid Analysis      -  Data Integration and Migration
      ----------------------------------- ------------------------------------

         Several additional powerful modules can be added to PurchaseSmart-TM-allowing the customer to customize the System to match the needs of the organization. These modules are Inventory, Asset Tracking, and Invoice Matching.

         SOURCESMART-TM-: SourceSmart-TM- is an easy-to-use requisitioning system for the casual user. Written in HTML, SourceSmart-TM- is accessed using a Web browser. With SourceSmart-TM-, users can scan catalogs, select items, create requisitions and with proper authorization, approve requisitions created by others. The requisitions, depending on business rules, can be converted to purchase orders to be sent directly to suppliers or sent to an approval workflow process as defined by the organization. Information from SourceSmart-TM- is immediately available in PurchaseSmart-TM- for analysis, so that total corporate spending can easily be controlled and managed.

         WEBQUOTE-TM-: WebQuote-TM- provides buyers with the ability to issue pricing requests and/or initiate auctioning events over the Internet. Suppliers can be specifically invited to participate by an email message directing them to the organization's auction Web site through a hyperlink. Using the Bid Analysis feature, the competing suppliers' bids can be analyzed and purchase orders placed with selected suppliers. The auctioning feature and the ability to analyze supplier bids allows for dynamic pricing and reduction in cost of goods purchased.

         The PurchaseSoft solution was designed to meet the needs of procurement professionals and the larger organizations within which they work. The System meets these sometime competing needs by incorporating and consistently employing the following key features:

         Easy-to-use Interfaces: All features of the PurchaseSoft solution are accessed through a browser-based interface. The user interface is designed to be intuitive and requires minimal training.

         E-mail enabled workflow: The system uses an organization's e-mail infrastructure to implement a flexible workflow process linking requisitioners, buyers, managers, and approvers.

         Powerful Analytics: The system actively tracks the procurement activity in an organization. The data collected can be analyzed with the built-in tools that include Buyer/Requisitioner Analysis, Supplier Performance Analysis and Item/Commodity Analysis. These real-time analyses help the key decision-makers make strategic sourcing decisions that result in better control of procurement, improved supplier performance, reduction of "maverick" buying and overall improvements to the full procurement cycle.

         Integration Capability: The system can be integrated to existing ERP and legacy systems using the built-in Integration functionality.

         Multi-platform Architecture: Based on the SilverStream Application Server platform, the system can be hosted on multiple hardware and software configurations such as Microsoft Windows NT, Sun Solaris, AIX, and Linux on the Intel and Sun architectures. The system supports robust industry standard databases including Microsoft SQL Server and Oracle.

         The Company has always endeavored to incorporate the latest technologies into its solution to keep its software on the cutting edge of software design. The Company believes its solutions have historically featured the most breadth and functionality available by continually developing new features for its customers. The Company, in keeping with these traditions, has the following upcoming features for its solution currently in development:

-  Multi-lingual and multi-currency capability
-  P-Card integration
-  XML document exchange
-  Travel &Entertainment processing
-  Advanced workflow capabilities

         The Company has also begun development of an advanced, feature-rich Supplier Exchange system. The Company's e-Procurement customers will be able to subscribe to various levels of service on this exchange, allowing them access to catalog content and to produce transactions with suppliers.
Suppliers participating in the exchange will be able to manage their content and receive and respond to various types of transactions with customers. Advanced features such as auctioning and reverse auctioning will also be available within the exchange. The Company intends to position the exchange as a convenient and cost effective content and transaction solution for its customers, while also making it convenient and cost effective for suppliers to participate in the exchange.

MARKETING

         The primary functions of our marketing efforts are to create market awareness of our e-Commerce solutions, create new sales opportunities for sales initiatives and to educate the marketplace regarding the capabilities of our products. The Company expects to reach targeted markets through an integrated marketing campaign consisting of direct mail, trade shows, public relations, advertising, seminars, and through Web site programs. The Company's marketing programs are targeted at the decision-makers within the enterprise.

         The Company has increased its marketing staff and expects to incur significant marketing expenses in the future. However, the market space in which the Company competes is very competitive and the Company cannot assure you that its marketing efforts will be successful.

DISTRIBUTION STRATEGY

         The Company intends to distribute its software solutions using primarily an indirect sales organization consisting of strategic alliances and partnerships and augmented by a small group of highly motivated direct sales representatives. The Company plans to increase its direct sales force while simultaneously stepping up its efforts to secure alliances with systems integrators and other critical strategic relationships. Both the Company's direct and indirect sales efforts will feature its full end-to-end solutions that may be installed directly at the customer site or available as a hosted application through its partnership with US internetworking (USi). In addition, the Company intends to work closely with business-to-business marketplace makers, to power their offerings with PurchaseSoft's e-Procurement software.

         One of the principal benefits of the Company's partnership with USi is that it can deploy its software virtually anywhere in the world via its hosted application. The Company believes that considerable opportunity exists for the sale of its products outside of the United States. The Company is pursuing these worldwide initiatives via critical relationships with strategic partners in these countries. The Company believes that these strategic partnerships will assist it in the international distribution of its software and will provide a critical component of its international efforts. However, the competition for successful sales personnel as well as strong technology partnerships is intense and there can be no guarantee that the Company will be successful in recruiting this personnel or in developing a strong alliance network. The Company intends to incur significant sales and distribution expenses in future periods.


COMPETITION

         The market for the Company's solution is intensely competitive, constantly evolving and subject to instant change brought on by changes in technology and/or offerings of other participants in the industry. The intensity of the competition increases each quarter and is likely to continue at its current pace as new participants enter the industry and current players expand their product offerings. The Company believes that its principal source of competition is from independent software vendors with whom it competes directly. Potential customers also compete with the Company indirectly through internal development efforts as they continue to attempt to develop new functionality for legacy systems. The Company's current and potential competitors include Ariba, Commerce One, Clarus, Concur Technologies, iPlanet, Intellysis, Oracle and I2. Some of the Company's potential competitors are developing Web-based solutions designed to allow their customers to buy more effectively from suppliers while other competitors are attempting to add procurement applications to their existing suite of products. Chief among this last group are the significant ERP vendors such as SAP, PeopleSoft, and Oracle. These ERP vendors have a substantial installed customer base into which to offer these products. In addition, there are relatively low barriers to entry into this marketplace and the Company expects additional competition to come from new and/or emerging companies.

         The Company believes that the principal competitive factors affecting its market include the breadth and depth of the solution, the functionality of the solution and its ability to integrate easily with legacy technology, customer satisfaction, the relative ease of use of the solution, the ability to successfully implement the solution and the total cost of the solution. The Company believes that it competes favorably with its competition in these areas. However, this market is new and evolving constantly and the Company may not be able to maintain its competitive position against both its current and potential competitors, especially those with greater resources.

         Many of the Company's competitors have longer operating histories, larger customer bases, greater financial and technical resources and better name recognition than the Company does. There is a significant potential that some of the Company's competitors may establish strategic or other commercial relationships or alliances that may enable them to compete more effectively against it. It is therefore possible that these partnerships and alliances could gain significant market share. Competitive pressures brought about by new technologies and consolidations within the industry will continue to escalate. The Company cannot assure you that it will be able to compete against its current and future competitors.

RESEARCH AND DEVELOPMENT

         Since its inception, the Company has made substantial investments in research and development. Research and development expenses were $860,012 and $753,902 in fiscal 2000 and fiscal 1999, respectively. In October 1999, the Company released its newest solution, consisting of PurchaseSmart-TM-, SourceSmart-TM-, and WebQuote-TM-. PurchaseSmart-TM- is a Web-based, end-to-end software solution, written in JAVA, which provides operational support for strategic procurement and e-Commerce. SourceSmart-TM- is an easy-to-use requisitioning system, written in HTML and is accessed using a Web browser. WebQuote-TM- provides buyers with the ability to issue pricing requests and/or initiate auctioning events over the Internet. The Company intends to make continual and substantial investments in its research and development activities to keep the Company's software solutions at the leading edge of e-Procurement and e-Commerce offerings. The research and development group currently has the following features in development:

     -  Multi-lingual and multi-currency capability
     -  P-Card integration
     -  XML document exchange
     -  Travel & Entertainment processing
     -  Advanced workflow capabilities

         The Company has also begun development of an advanced, feature-rich Supplier Exchange system. The Company's e-Procurement customers will be able to subscribe to various levels of service on this exchange, allowing them access to catalog content and to produce transactions with suppliers. Suppliers participating in the exchange will be able to manage their content and receive and respond to various types of transactions with customers. Advanced features such as auctioning and reverse auctioning will also be available within the exchange. The Company intends to position the exchange as a convenient and cost effective content and transaction solution for its customers, while also making it convenient and cost effective for suppliers to participate in the exchange.

         The Company expects to develop enhancements and future products primarily through internal resources. The Company also intends to license third-party technology to integrate with its own software to take advantage of the ever-increasing availability of new e-Commerce offerings, which can shorten research to market time and provide functionality beyond the Company's core competencies. The Company maintains a formal quality assurance program to create versions of its software that are reliable and documented before they are released for general distribution. The Company believes in continuous product enhancement based on feedback from key customers, prospects, analysts and other sources.

         The Company's development and QA (qualitative assurance) teams are highly trained software professionals specializing in Internet technologies including Java, HTML and XML. The Company expects to continue to recruit the highest caliber software professionals to ensure its products provide customers with state-of-the-art features and intuitive ease of use.

SOFTWARE MAINTENANCE

         Maintenance revenues for fiscal 2000 and fiscal 1999 were $159,826 and $175,869, respectively, a decrease of $16,043, or 9.1%. During fiscal 2000, the Company was supporting all three versions of its software as shown in the following table:

                                        CAP               GTPP         PurchaseSoft        Total
                                        ---               ----         ------------        -----
         FY 2000                      $   350          $  87,223         $72,253         $159,826
         FY 1999                        5,056           $145,942         $24,871         $175,869

         Dollar change               ($ 4,706)        ($  58,719)        $47,382        ($ 16,043)
         Percentage change             (93.1%)            (40.2%)          90.5%            (9.1%)

CAP-TM-          - Computer Aided Purchasing, DOS based system  (Supported
                   through December 31, 1999).

GTPP-TM-         - GT PurchasePro, Two-tier, 16 bit client server based system
                   (Supported generally through May 31, 2000, except for several specific customers who will be supported until their one year agreements expire).

PURCHASESOFT-TM- - Two-tier, 32 bit client server based system.

         In fiscal 2000, maintenance revenue associated with products that were no longer being supported or being phased out was down $63,425 over the prior period. In contrast, the Company's maintenance revenue on its PurchaseSoft-TM-product increased by $47,382, or 90.5%, over the prior period.

         Maintenance contracts have been generally sold to customers for 15% of the software product list price for a one-year renewable term. The Company records payment of these maintenance contracts as deferred maintenance revenue and recognizes revenue on a pro-rata basis over the term of the contract. These contracts entitle the customer to telephone support and unspecified upgrades, as they become available. The Company believes that maintenance and support services are a very important component of the overall solution it is providing and intends to continue investing in the personnel and technical resources necessary to provide customers with state of the art maintenance and support services. In order to provide this level of service, the Company is considering raising its pricing of maintenance contracts.

WARRANTIES

         The Company's standard license agreement for both PurchaseSoft-TM- and PurchaseSmart-TM- software warrants that the software will be free from defects in materials and workmanship for a period of 90 days following delivery of the software to the customer. The Company's customers have the option and are encouraged to purchase annual maintenance contracts for the software. The Company's standard maintenance agreement for PurchaseSoft-TM- and PurchaseSmart-TM- software provides that the Company will furnish such services as are necessary to correct any malfunction in the software. Under the terms of these agreements, if the Company is unable to correct a malfunction by means of telephone or telecommunication assistance, repairs may, at the customer's option, be performed on the premises where the software is located. For such services rendered, the customer is obligated to pay the Company fees at certain prescribed rates as set forth in the agreement and to provide reimbursement for travel and other expenses. Such services were not significant during fiscal 2000 or 1999.

COPYRIGHTS, TRADEMARKS, AND PATENTS

         The Company has registered with the United States Patent and Trademark Office the trademark "PurchaseSoft-Registered Tradmark-" for its purchasing and materials management software product. The Company has applied for registration for the marks "PurchaseSmart-TM-" and "SourceSmart-TM- as well. The Company has sought, and will continue to seek, the protection of all of its software and documentation through a combination of contract, copyright, trademark and trade secret laws, as appropriate. The Company will continue to aggressively protect its trademark, copyright and proprietary rights against any attempt by a competitor or any other person or entity to infringe or interfere with such rights. However, litigation in this area is expensive and the Company may not wish to commit funds to commence or pursue such litigation, especially because the high costs could adversely affect its operational results. Even if the Company commences litigation, there is no assurance that it would prevail, or have adequate resources to fully pursue any claims the Company may have or vigorously defend its position.

EMPLOYEES

         As of August 17, 2000, the Company had twenty-nine full-time employees consisting of: five sales and marketing personnel; ten development personnel; three customer support personnel and eleven administrative personnel. None of the Company's employees is subject to a collective bargaining agreement. The Company believes relations with its employees are good.

ENVIRONMENTAL REGULATIONS

         The Company believes that compliance with federal, state, and local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment have not had, or in the foreseeable future, will not have any material adverse effect upon the capital expenditures, earnings, or competitive position of the Company.

RISK FACTORS

         Stockholders and prospective purchasers of the Company's Common Stock should carefully consider the following risk factors in addition to the other information appearing in this Annual Report on Form 10-KSB.

History of Losses and Accumulated Deficit; Uncertainty of Future Profitability.

         The Company had a net loss of approximately $3.9 million for the fiscal year ended on May 31, 2000 and had an accumulated deficit at May 31, 2000 of approximately $25.3 million. The Company has experienced ongoing losses from operations and expects that such losses will continue for at least some period until product sales may be generated in sufficient volume to offset expenses. For the fiscal year ended May 31, 2000, the Company had revenues of $337,898. For the fiscal year ended May 31, 1999, the Company had revenues of $372,255. The Company does not expect to be profitable unless and until such time as sales of its software products and services generate sufficient revenue to fund its operations.

Capital Requirements;

         At May 31, 2000, the Company had a cash balance of approximately $4,992,000. On March 23, 2000, the Company borrowed $5,000,00 from L-R Global Partners, L.P. and signed a promissory demand note in exchange. Subsequent to year end, L-R Global Partners, L.P. issued a letter to the Company stating that it would not make a demand for repayment prior to June 15, 2001 and accordingly the Company has classified the note payable as non-current on its balance sheet dated May 31, 2000. The Company believes that its existing capital resources and revenue from future software sales and services will be sufficient to fund its planned operating expenses and capital requirements through the end of fiscal 2001, which is May 31, 2001. At May 31, 2000, the Company's net equity was approximately $131,000. This reflects the classification of the $5,000,000 investment by L-R Global Partners, L.P. in March 2000 as long-term debt. The Company expects continuing losses, which will cause the net equity of the Company to be reflected as a deficit should the Company not raise new equity capital. The Company recognizes that to be competitive it must raise additional equity capital to accelerate its sales and marketing programs and to establish a stronger financial position. The Company is pursuing two primary capital raising strategies to raise this growth capital: In the short term, the Company's strategy is to seek a strategic partnership with an established technology company that could provide the necessary growth capital as well as technology expertise, a reseller network and an installed customer base into which the Company could market its products. As a strategy for the mid-term, the Company might seek to raise additional funds through public or private debt or equity financings, including, but not limited to, another rights offering. In the event that the Company conducts another rights offering, L-R Global partners, L.P. has given the Company a written commitment to purchase up to $5,000,000 of the Company's Common Stock in a rights offering and pay for its purchase by canceling the debt that the Company owes to L-R Global Partners, L.P. should other financing options not be available. The ability of the Company to conduct any future financings is likely contingent upon the Company's ability to demonstrate market acceptance of its PurchaseSmart-TM- software solution as evidenced by revenue growth. There can be no assurances that the Company will be able to demonstrate such market acceptance or achieve any revenue growth. Furthermore, additional financings may not be available on terms favorable to the Company, or at all. A failure to obtain additional funding could have a material adverse effect on the Company's ability to continue, maintain or grow its operations.

Uncertainty of Market Acceptance of the Company's Products.

         The Company has invested heavily in research for, and development of, its core purchasing and materials management software system - PurchaseSmart -TM-. Although the Company feels its GT Purchase Pro-TM- and PurchaseSoft-TM-products have been received favorably in the marketplace, the Company cannot offer any assurance that its PurchaseSmart-TM- suite of products will achieve market acceptance. The Company believes that its history of poor financial performance has negatively affected its image in the marketplace and that it may have forfeited business from potential customers who expressed concerns about the Company's financial status and ability to remain solvent. The Company believes that the commitment to an indirect distribution strategy made in the third quarter of fiscal 2000 and the costs savings to the Company that it represents will help position the Company to overcome these past objections. The Company believes its largest challenge is to gain wide spread market acceptance of its PurchaseSmart-TM- suite of products. The failure to obtain market acceptance would have a material adverse effect on the Company's business.

New Management, Ability to Recruit Sales, Service, and Implementation Personnel.

         The Company's management team consists of three members who have less than one year with the Company, one member who has been with the Company more than two years, three members who have been with the Company more than three years and one member who has been with the Company more than six years. As a team, the Company's management has a very limited history in operating PurchaseSoft, although they are experienced in managing companies facing challenges similar to those being faced by PurchaseSoft. The Company cannot be assured that its management will be successful in meeting planned objectives for PurchaseSoft. The Company's ability to achieve anticipated revenues depends substantially upon its ability to attract on a timely basis, and retain, skilled personnel, especially key management, business development and sales and marketing personnel. The Company believes that its future success will depend in large part on its ability to attract and retain highly skilled technical, managerial, marketing, and professional services personnel to ensure the high quality of products and services the Company seeks to provide to its customers. Competition for qualified personnel, in particular for product development, business development and sales and marketing personnel, is intense, and the Company competes in the marketplace against numerous companies, including larger, more established companies with significantly greater financial resources than the Company possesses. The Company cannot assure you that it will be successful in attracting and retaining such skilled personnel. The Company's inability to attract and retain qualified personnel would have a material adverse effect on its business.

Intense Competition.

         The software products industry is intensely competitive. The Company faces competition from many sources including independent software vendors such as Ariba, Commerce One, Clarus, Concur Technologies, iPlanet, Intellysis, Oracle and I2. These competitors all offer software products performing functions similar to the Company's products. The Company also faces indirect competition from its prospective customer base as these organizations go forward with internal efforts to expand the capacity and functionality of legacy systems. The market space in which the Company competes is experiencing tremendous growth and this will invite new competitors. There can be no assurance that competitors do not have or will not offer or develop products that are superior to the Company's products or that achieve greater market acceptance. In addition, suppliers of relational database management systems and companies that develop management information software applications for large multinational manufacturers have begun to target the Company's potential customers and offer applications that compete in its markets. As a result, competition (including pricing competition) may increase, which could result in price reductions and loss of market share. There can be no assurance that the Company will be able to compete successfully against its competitors or that the competitive pressures faced by the Company will not adversely affect its financial performance. Many of the Company's competitors have longer operating histories, larger customer bases, greater financial and technical resources and better name recognition than it does. There is a significant potential that some of the Company's competitors may establish strategic or other commercial relationships or alliances that may enable them to compete more effectively against it. It is therefore possible that these partnerships and alliances could gain significant market share. Competitive pressures brought about by new technologies and consolidations within the industry will continue to escalate. The Company cannot assure you that it will be able to compete against its current and future competitors.

Rapid Technological Change and New Products.

         The market for the Company's software products is characterized by rapid technological advances, constantly evolving industry standards, changing end-user requirements, and frequent new product introductions and/or enhancements. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products, and products currently under development, obsolete and unmarketable. Accordingly, the Company's future success will depend upon its ability to enhance its current products and develop and introduce new products that keep pace with technological developments, satisfy varying end-user requirements, and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments or end-user requirements, or any significant delays in product development or introduction, could severely damage the Company's competitive position and have a material adverse effect on revenues. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely basis or that the Company will not experience significant delays in the future, which could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance.

Dependence on a Single Product-Line.

         Substantially all of the Company's revenues are expected to be derived from the sale of its PurchaseSmart-TM- suite of software products and related support services. Accordingly, any event that adversely affects revenue generated from the sale of software or from the professional fees derived from the installation or customization of such products, such as competition from other products, significant flaws in the products, or incompatibility with third-party hardware or software products, negative publicity or evaluation, or obsolescence of the hardware platforms or software environments in which the products run, could have a material adverse effect on the Company's results of operations. The Company's future financial performance will depend on the continued development and introduction of new and enhanced versions of PurchaseSmart-TM- and other products and on customer acceptance of such new enhanced products.

New Product Development.

         The Company's current products are developed in Java and HTML, and these will be the Company's development tools of choice for the near to mid-term future. In addition to continually enhancing the Company's core products, the Company will be adding modules, and also releasing new products that would open new markets for the Company. Most of the Company's working capital allocated to research and product development is being channeled towards the design and development of these new features, modules and products. The Company cannot be assured that its design and development of these products will achieve the desired results, nor can it assure you that it will be able to successfully develop the products on a timely basis. Even if development is completed as planned, the Company cannot be assured that it will be able to market new products or new versions of products successfully. The failure of new products to gain market acceptance, or the Company's inability to introduce products compatible with ever-changing technology on a timely basis, would damage its ability to compete in the marketplace and would have a material adverse effect on its business and operations.

Fluctuation in Quarterly Operating Results.

         The Company's revenues and operating results can vary substantially from quarter to quarter. Sales revenues in any quarter are substantially dependent on aggregate contracting activity and the Company's ability to recognize revenue in that quarter in accordance with its revenue recognition policies and generally accepted accounting principles. Revenues may vary from quarter to quarter due to variances in prior quarter contracting activity, which impacts revenue on a lag and which may not reflect positively or adversely the Company's future financial performance. The Company's sales cycle is relatively long and variable. The Company's ability to increase revenue is dependent on its ability to grow sales activity which provides opportunities for consulting, training and subsequent maintenance revenues. Additionally the Company may not be able to recruit, hire, and train sufficient numbers of qualified consultants to perform such services. Due to the forgoing, it is likely that in one or more future quarters the Company's operating results will be below expectations of public securities market analysts and/or the Company's stockholders. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

Intellectual Property and Proprietary Rights.

         The Company relies on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, and other industry standard methods for protecting ownership of its proprietary software and business practices. There can be no assurance, however, that in spite of these precautions, an unauthorized third party will not copy or reverse-engineer certain portions of the Company's products or obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the mechanisms used by the Company to protect its software will be adequate or that the Company's competition will not independently develop software products that are substantially equivalent or superior to the Company's software products. The Company expects that, as the number of competitors providing software products in the industry increases and the functionality of these products further overlaps, software products will increasingly be subject to claims of infringement on third party proprietary rights. Any such claim, whether with or without merit, could result in costly litigation and may require the Company to enter into royalty or licensing arrangements with third parties. Such royalty or license arrangements, if required, may not be available to the Company or may not be available on acceptable terms.

ITEM 2:   DESCRIPTION OF PROPERTY

         In June 2000, the Company relocated its corporate office to One Research Drive in Westborough, Massachusetts, where it currently occupies 10,320 sq. ft. under a lease that expires on May 31, 2007. In June 2000, the Company opened its Client Care Facility at 101 Eisenhower Parkway in Roseland, New Jersey, where it currently occupies 1,930 sq. ft. under a lease that expires on July 31, 2005. The Company is intending to lease approximately 800 sq. ft. of office space in Bloomington, Minnesota to replace is current office space that expires on August 31, 2000.

ITEM 3:   LEGAL PROCEEDINGS

         The Company is not currently a party to any material litigation proceedings.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended May 31, 2000.

PART II:

ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is traded on the National Association of Securities Dealers OTC Bulletin Board (Symbol: PURC). The following table sets forth the range of high and low bid quotations of the Common Stock for each quarterly period during the two fiscal years ended May 31, 2000 and May 31, 1999 as reported by the NASD OTC Bulletin Board. The quotations in the table and the succeeding paragraph represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

                                                        BID

         PERIOD                               HIGH                 LOW
                                              ----                 ---
FISCAL YEAR ENDED:
         May 31, 2000
         First Quarter                       $0.937              $0.437
         Second Quarter                      $0.593              $0.320
         Third Quarter                       $9.750              $0.410
         Fourth Quarter                      $8.000              $2.062

FISCAL YEAR ENDED:
         May 31, 1999
         First Quarter                       $2.625              $1.031
         Second Quarter                      $1.750              $0.687
         Third Quarter                       $1.500              $0.687
         Fourth Quarter                      $1.375              $0.687

         The closing bid price of the Common Stock on August 1, 2000 on the NASD OTC Bulletin Board (as reported by the NASD) was $2.437 per share.

HOLDERS

         As of August 1, 2000, there were approximately 400 holders of record of the Company's Common Stock. Management of the Company believes that, based on the number of proxy materials distributed in connection with the Special Meeting in Lieu of the 2000 Annual Meeting of Stockholders, that the number of beneficial owners as of August 1, 2000 was approximately 2,000.

DIVIDENDS

         The Company has never paid cash dividends on its Common Stock nor does the Board of Directors anticipate the Company paying cash dividends in the foreseeable future because of the financial requirements necessary to develop operations.

NASD REQUIREMENTS

         The Company's Common Stock is traded on the over-the-counter market and reported in the NASD's OTC Bulletin Board or in the "pink sheets" as reported by the National Quotation Bureau, Inc. However, because the bid price of the Common Stock was below $5.00 per share when the Common Stock was delisted in 1995 from the NASDAQ System, the Common Stock, when recommended by a broker-dealer, is subject to the limitations of Rule 15g-9 under the Exchange Act, which Rule imposes additional sales practices requirements on broker-dealers that sell the Common Stock (1) to persons other than (a) existing customers with a previous history of trading through such broker-dealer, (b) institutional accredited investors (for example, a bank or savings and loan association), and (c) a director and/or officer of the Company and/or the beneficial owner of 5% or more of the Common Stock, or (2) in transactions not exempt by the Rule. For transactions under Rule 15g-9, the broker-dealer must obtain written information from the prospective purchaser as to his or her financial situation, investment experience, and investment objectives, and based on such information, reasonably determine that transactions in the security are suitable for that person and that the prospective investor (or his or her independent advisor) has sufficient knowledge and experience in financial matters so as to be reasonably expected to be capable of evaluating the risks of transactions in such security. The broker-dealer must also receive the purchaser's written agreement to the transaction prior to the sale. Certain broker-dealers, particularly if they are market makers in the Common Stock, will have to comply with the disclosure requirements of Rules 15g-2, 15g-3, 15g-4, 15g-5, and 15g-6 under the Exchange Act. Consequently, Rule 15g-9 and these other Rules may adversely affect the ability of broker-dealers to sell the Common Stock as a result of the delisting.

RECENT SALES OF UNREGISTERED SECURITIES

         On February 11, 2000, the Company issued a warrant to an employee to purchase 25,000 shares of the Company's Common Stock at an exercise price of $5.50 per share. This warrant has a five-year term and will expire on February 10, 2005. This warrant was granted as an inducement for this individual to join the Company as an employee.

         On May 1, 2000, the Company issued 3,333 shares of the Company's Common Stock upon the exercise of warrants held by a non-reporting person at an exercise price of $1.26 per share, for the aggregate sum of $4,199. The issuance of the Common Stock was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Financial Statements and Notes thereto and the other financial information included elsewhere in this Annual Report on Form 10-KSB. This Management's Discussion and Analysis of Financial Condition and Results of Operations section contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The discussion below and under the heading "Risk Factors" sets forth certain factors the Company believes could cause actual results to differ materially from those contemplated by the forward looking statements. The Company undertakes no obligation to update the information contained in this
Item 6.

FISCAL YEAR ENDED MAY 31, 2000 VS. 1999

OVERVIEW

         The Company reported a net loss for the year of $3,899,987 on revenues of $337,898 as compared to a net loss for the prior year of $4,469,376 on revenues of $372,255.

         The Company experienced substantial turnover in the office of the CEO during fiscal 2000. On September 9, 1999, the Company announced the resignation of Michael G. Kerrison as CEO, Chairman of the Board and a Director, effective September 10, 1999. Existing board member, J. Murray Logan, was elected acting Chairman of the Board of Directors and was later elected the Chairman of the Board of Directors at the Company's Special Meeting in Lieu of the 2000 Annual Meeting of Stockholders held on January 25, 2000. Replacing Mr. Kerrison was interim CEO Pamela Cabalka, who was also the Company's Vice President of Sales. On December 9, 1999, the Company announced the restructuring of certain positions within the Company and a redirection of its sales and marketing efforts to give greater emphasis to the development of strategic partnerships and alliances. At this time, the Company also announced that Ms. Cabalka had tendered her resignation from the Company. The Company also announced that its President, Jeffrey B. Pinkerton would be the senior officer of the Company. On March 7, 2000, the Company announced the appointment of Jeffrey B. Pinkerton as CEO of the Company and that Mr. Pinkerton would continue to serve as the Company's President. On August 14, 2000, subsequent to the year ended May 31, 2000, the Company announced the appointment of Mr. Pinkerton as Vice Chairman and Chief Product Strategist and the appointment of existing board member, Donald S. LaGuardia, as interim CEO and President. Mr. Pinkerton will focus on product strategy and at the same time undertake a more active role in the promotion of the Company's products and solutions. He has been associated with PurchaseSoft and has held various positions within the Company since 1987, when it first began marketing its computer-based purchasing system. Donald S. LaGuardia is a member of L-R Managers LLC, the general partner of L-R Global Partners, LP, the majority stockholder in PurchaseSoft. He has served as a director of the Company since June 1998 and chairs the Company's audit committee. Mr. LaGuardia was an auditor and then a consultant with PricewaterhouseCoopers from 1987 to 1991. He joined BMW of North America, Inc. in 1991 as a Financial Analyst and then became the Network Business Planning Manager. He joined L-R Global Partners in 1997 as an equity analyst and is also a member of L-R Managers LLC, the general partner of L-R Global Partners, L.P.

In October 1999, the Company released its newest solution, consisting of PurchaseSmart-TM-, SourceSmart-TM- and WebQuote-TM-. PurchaseSmart-TM- is a Web-based, end-to-end software solution, written in JAVA, which provides operational support for strategic procurement and e-Commerce. SourceSmart-TM-is an easy-to-use requisitioning system, written in HTML and accessed using a Web browser. WebQuote-TM- provides buyers with the ability to issue pricing requests and/or initiate auctioning events over the Internet.

         On January 24, 2000, the Company announced its partnership with USinternetworking (USi) (NASDAQ: USIX), a leading Application Service Provider, to provide PurchaseSmart-TM- and SourceSmart-TM- software as an Internet service through USi's AppHost program. This agreement was entered into by PurchaseSoft and USi to respond to the market need for affordable, fully featured, Web-based procurement software. Under the agreement, USi will host PurchaseSoft's business-to-business e-Commerce applications via its AppHost model. PurchaseSoft's clients will be able to obtain and operate PurchaseSmart-TM- and SourceSmart-TM- software as a subscription service over USi's network of enterprise data centers, eliminating the need to build out additional in-house infrastructure to support the application and speeding up the implementation process.

         On January 31, 2000, the Company announced the hiring of Mr. P. Gopalakrishnan as Senior Vice President of Business Development. He will be responsible for building and expanding the Company's partnerships, alliance networks, reseller programs and marketing efforts. Before joining PurchaseSoft, he was a Principal Consultant for PricewaterhouseCoopers Management Consulting Services specializing in e-Commerce best practices and major project implementation and management. Mr. Gopalakrishnan has over eighteen years experience in information technology. He has concentrated on design, development and implementation for multinational and multi- location e-Commerce projects for the last nine years. Mr. Gopalakrishnan received his BSc from the University of Delhi, an FBA from the Canadian School of Management, Toronto, and an MBA from City University, Seattle, WA.

         On March 23, 2000, the Company borrowed $5,000,000 from L-R Global Partners, L.P. and signed a promissory demand note in exchange. Subsequent to year end, L-R Global Partners, L.P. issued letter to the Company stating that it would not make a demand for repayment prior to June 15, 2001 and accordingly the Company has classified the note payable as non-current on its balance sheet dated May 31, 2000. The Company believes that its existing capital resources and revenue from future software sales and services will be sufficient to fund its planned operating expenses and capital requirements through the end of fiscal 2001, which is May 31, 2001. At May 31, 2000, the Company's net equity was approximately $131,000. This reflects the classification of the $5,000,000 investment by L-R Global Partners, L.P. in March 2000 as long-term debt. The Company expects continuing losses, which will cause the net equity of the Company to be reflected as a deficit should the Company not raise new equity capital. The Company recognizes that to be competitive it must raise additional equity capital to accelerate its sales and marketing programs and to establish a stronger financial position. The Company is pursuing two primary capital raising strategies to raise this growth capital: In the short term, the Company's strategy is to seek a strategic partnership with an established technology company that could provide the necessary growth capital as well as technology expertise, a reseller network and an installed customer base into which the Company could market its products. As a strategy for the mid-term, the Company might seek to raise additional funds through public or private debt or equity financings, including, but not limited to, another rights offering. In the event that the Company conducts another rights offering, L-R Global Partners, L.P. has given the Company a written commitment to purchase up to $5,000,000 of the Company's Common Stock in a rights offering and pay for its purchase by canceling the debt that the Company owed to L-R Global Partners, L.P. should other financing options not be available.

         The executive team and the Board of Directors acknowledge the difficulties that the Company has faced in the past. We remain optimistic and enthusiastic for the upcoming year and believe that the recently completed restructuring of the office of CEO and the creation of the office of Vice Chairman and Chief Product Strategist will position the Company to take advantage of the strengths of Donald LaGuardia and Jeffrey Pinkerton. Fiscal 2001 represents a critical juncture in the Company's history. Fiscal 2001 must begin to show substantial revenue growth and the Company's software products must receive market acceptance. PurchaseSoft is firmly committed to achieving these two goals in fiscal 2001 and we believe if we are able top do so, stockholder value will be enhanced.

NET REVENUES

TOTAL NET REVENUE

         Total net revenue, which includes product and service revenue, for fiscal 2000 was $337,898 compared to $372,255 for fiscal 1999, a decrease of $34,357, or 9.2%.

PRODUCT REVENUES

         Product revenue for fiscal 2000 was $116,155 compared to $86,550 for fiscal 1999, an increase of $29,605, or 34.2%. During fiscal 2000, the Company added three new customers and delivered three PurchaseSoft-TM-software systems. In fiscal 1999, the Company added two new customers and delivered three GT PurchasePro-TM- software systems. During the first half of fiscal 2000, the Company's only software product was PurchaseSoft-TM-, a two-tier, 32-bit client server based solution. The target market for this solution was the middle market. During the second half of the year, the Company began marketing and selling its new flagship product, PurchaseSmart-TM- / SourceSmart-TM-, written in Java and HTML. This new product was priced substantially higher than the PurchaseSoft-TM- product and was being marketed into Fortune 2000 accounts. The Company had no sales of PurchaseSmart-TM- / SourceSmart-TM- in fiscal 2000. At this same time, the Company changed its distribution model from direct sales based to one based on resellers and strategic partnerships. The Company believes that this method of distribution will be successful but that it will take some time to implement.

SERVICE REVENUES

         Professional service revenue for fiscal 2000 was $61,917 compared to $109,836 for fiscal 1999, a decrease of $47,919, or 43.6%. This decrease is a combination of two factors. The first factor is the relationship of service revenue generated by product revenue, both in terms of absolute dollars and percentages. In fiscal 2000, service revenues generated by product revenues were $25,917, or 22.3%, of product revenues compared to $34,512 in service revenues, or 39.9%, for fiscal 1999, a decrease of $8,595 or 24.9%. The second factor is the service revenue generated from existing customers. In fiscal 2000, the Company generated $36,000 in service revenues from existing customers compared to $75,324 in service revenues from existing customers for fiscal 1999, a decrease of $39,324 or 52.2%.

         Maintenance revenue for fiscal 2000 was $159,826 compared to $175,869 for fiscal 1999, a decrease of $16,043 or 9.1%. During fiscal 2000, the Company was supporting all three versions of its software as shown in the following table:

                                    CAP           GTPP        PurchaseSoft     Total
                                    ---           ----        ------------     -----
    FY 2000                      $   350       $  87,223         $72,253      $159,826
    FY 1999                        5,056        $145,942         $24,871      $175,869

    Dollar change                ($4,706)      ($ 58,719)        $47,382     ($ 16,043)
    Percentage change             (93.1%)         (40.2%)          90.5%         (9.1%)

CAP-TM-          - Computer Aided Purchasing, DOS based system  (Supported
                   through December 31, 1999).

GTPP-TM-         - GT PurchasePro, Two-tier, 16-bit client server based system
                   (Supported generally through May 31, 2000, except for several specific customers who will be supported until their one year agreements expire).

PURCHASESOFT-TM- - Two-tier, 32-bit client server based system.

         In fiscal 2000, maintenance revenue associated with products that were no longer being supported or being phased out was down $63,425 over the prior period. In contrast, the Company's maintenance revenue on its PurchaseSoft-TM-product increased by $47,382, or 90.5%, over the prior period.

         Maintenance contracts have been generally sold to customers for 15% of the software product list price for a one-year renewable term. The Company records payment of these maintenance contracts as deferred maintenance revenue and recognizes revenue on a pro-rata basis over the term of the contract. These contracts entitle the customer to telephone support and unspecified upgrades, as they become available. The Company believes that maintenance and support services are a very important component of the overall solution it is providing and intends to continue investing in the personnel and technical resources necessary to provide customers with state of the art maintenance and support services. In order to provide this level of service, the Company is considering raising its pricing of maintenance contracts.

COSTS AND EXPENSES

COST OF PRODUCT REVENUES

         Cost of product revenues for fiscal 2000 was $465 compared to $1,577 in fiscal 1999, a decrease of $1,112 or 70.5%. These costs have been very insignificant in comparison to product revenues.

COST OF SERVICE REVENUES

         Cost of service revenue for fiscal 2000 was $343,112 compared to $171,696 in fiscal 1999, an increase of $171,416 or 99.8%. Compensation and benefits increased $197,755 as the Company continued to build its customer support infrastructure. Offsetting increased compensation costs was a decrease in contract labor of $60,982, which resulted from converting contract labor to employee headcount. In fiscal 2000, the headcount peaked at five personnel, while in fiscal 1999, the Company hired its first customer support employee in the last month of that fiscal year. Travel expenses increased $13,512 relating to non-billable trips to visit customers and assess their level of satisfaction with the Company's software as well as put on a user conference in New York. Cost of service revenues, which increased 99.8%, did not move in the same direction as service revenues, which decreased 22.3% for several reasons. The Company expected fiscal 2000 revenues to show substantial growth and was committed to building a better, more responsive customer support organization and began staffing its customer support and professional services group accordingly. Fiscal 2000 revenues were off projections, but the increased compensation costs incurred were fixed over this period. The Company expects that cost of service revenues will continue to increase in absolute dollars, and that they are likely to grow in proportional terms, at a faster rate than the related service revenue, until such time as revenues grow and reach full utilization of the costs used to produce them.

SALES AND MARKETING.

         Sales and marketing expenses for fiscal 2000 were $1,255,424 compared to $1,448,634 in fiscal 1999, a decrease of $193,210, or 13.3%.
Sales expenses decreased from $1,068,255 in fiscal 1999 to $574,079 in fiscal 2000, a decrease of $494,176, or 46.3%. In December 1999, the Company restructured its primary method of distribution from a direct sales force to an indirect sales force using resellers and partners. Many of the direct sales positions were eliminated. The significant items accounting for the decrease in sales expenses were sales compensation and benefit expenses, which decreased by $328,007 and travel expenses, which decreased by $118,708. Marketing expenses for fiscal 2000 were $681,345 compared to $380,379 in fiscal 1999, an increase of $300,966, or 79.1%. The Company ended fiscal 2000 with two employees dedicated to managing the Company's marketing activities, which increased marketing expenses by $103,456. In the prior year, there were no dedicated employees in the marketing department. As a result of these new marketing employees, the Company eliminated many of the outside consulting fees it had been contracting for and saved $246,997. The Company also increased trade show expenses by $190,924 and increased other initiatives including collateral materials, advertising, analyst fees and other marketing expenses by $253,583. The Company expects to incur significant sales and marketing expenses in future periods.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for fiscal 2000 were $1,849,116 compared to $1,911,309 in fiscal 1999, a decrease of $62,193, or 3.3%. Although general and administrative expenses were flat for fiscal years 2000 and 1999, there were several areas that had changes. Compensation and benefit expenses increased $346,031, which included $144,758 in severance benefits and $201,273 in compensation to new employees and increases to existing employee compensation. Travel costs increased $78,605 related to the Company's efforts to develop a reseller organization and develop partnerships to increase the promotion and distribution of the Company's software solution. Offsetting these increases was a decrease in general expenses of $154,509, resulting from the adjustment of certain accrued liabilities, which the Company provided for in prior years. Legal Fees decreased $144,858 resulting from savings realized by the creation of an internal General Counsel position, which eliminated many of the outside legal costs the Company historically incurred. Recruiting fees decreased $145,778 as the Company did not use any recruiters in fiscal 2000. In fiscal 1999, the Company used recruiters to fill direct sales positions.

RESEARCH AND DEVELOPMENT

         Research and development expenses for fiscal 2000 were $860,012 compared to $753,902 in fiscal 1999, an increase of $106,110, or 14.1%. Compensation and benefit expenses increased $177,289 and were offset in part by a $71,516 decrease in contract labor that was eliminated. The average headcount for research and development increased by two individuals for fiscal 2000 and also included overtime payments and certain performance bonuses paid for meeting aggressive development deadlines. The Company intends to make continual and substantial investments in its research and development activities to keep the Company's software solutions at the leading edge of e-Procurement and e-Commerce offerings.

NET INTEREST INCOME

         Net interest income for fiscal 2000 was $70,244 compared to $55,940 for fiscal 1999, an increase of $14,304, or 25.6%. This additional income resulted from a higher average cash balance.

NET LOSS

         For fiscal 2000, the Company reported a net loss of $3,899,987 (or $0.28 per share) as compared with a net loss of $4,469,376 (or $0.52 per share) for fiscal 1999. The fiscal 2000 loss decreased over the fiscal 1999 loss by $569,389 and this decrease is primarily attributable to the absence of a restructuring charge in fiscal 2000, which accounted for $610,453 of expense in fiscal 1999. The other components of costs and expenses, although they included both increases and decreases, netted out to an increase of only $21,011. This net increase of $21,011 in combination with the increase in net interest income of $14,304, the decrease in revenues of $34,357, and the absence of $610,453 in restructuring charges, accounts for the $569,389 decrease in the fiscal 2000 net loss. The decrease in the loss per share results from a combination of both the lower net loss in fiscal 2000 and an increase in the average outstanding shares during fiscal 2000 to 14,088,270 from 8,553,362 for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of May 31, 2000, the Company had cash and cash equivalents totaling $4,992,306 and working capital of $4,415,686. The Company used $4,274,462 of cash in operating activities during fiscal 2000. The net loss for the period of $3,899,987 represents the largest item of cash used in operating activities. The other significant items of cash used in operating activities are a reduction of $284,587 in accounts payable and a reduction of $220,767 in accrued severance payments related to past restructuring charges and these items using cash were offset in part by $131,339 of non cash charges, which increased cash and represent primarily depreciation and amortization charges and stock issued for services. The Company used $436,298 of cash in investing activities during fiscal 2000 to acquire property and equipment and increase its security deposits relating to the Company's new corporate headquarters in Westborough, Massachusetts. The Company raised $5,878,561 of cash from financing activities during fiscal 2000 of which $5,000,000 was a demand promissory note from L-R Global Partners, LP, $941,351 was raised from the exercise of options and warrants and $62,790 was used for capital lease payments.

         In March 2000, the Company borrowed $5,000,000 from L-R Global Partners, LP and signed a demand promissory note in return. Under the terms of this note, the Company must repay the principal and interest due at any time upon the demand of L-R Global. Subsequently, L-R Global issued to the Company a letter, which stated that they would not demand repayment prior to June 15, 2001. Accordingly, the Company has classified this note payable as non-current in its balance sheet dated May 31, 2000. During fiscal 2000, the Company raised gross proceeds of $941,351 from the exercise of stock options and warrants. Proceeds from the demand promissory note and exercise of options and warrants are being used to fund the Company's sales and marketing activities, product development initiatives, customer support, and other general operating expenses.

         In connection with the resignation of Joseph D. Mooney, the Company is obligated under an Agreement and General Release to continue to pay Mr. Mooney's salary through January 31, 2001. The unpaid obligation as of May 31, 2000 was $133,332 and is classified as a current liability. This obligation is payable in equal installments on a semi-monthly basis.

         The Company made $254,854 in capital expenditures during fiscal 2000, including assets acquired under capital leases as compared with $314,580 in fiscal 1999. The Company had no significant commitments as of May 31, 2000 for capital expenditures.

         On March 23, 2000, the Company borrowed $5,000,000 from L-R Global Partners, L.P. and signed a promissory demand note in exchange. Subsequent to year end, L-R Global Partners, L.P. issued letter to the Company stating that it would not make a demand for repayment prior to June 15, 2001 and accordingly the Company has classified the note payable as non-current on its balance sheet dated May 31, 2000. The Company believes that its existing capital resources and revenue from future software sales and services will be sufficient to fund its planned operating expenses and capital requirements through the end of fiscal 2001, which is May 31, 2001. At May 31, 2000, the Company's net equity was approximately $131,000. This reflects the classification of the $5,000,000 investment by L-R Global Partners, L.P. in March 2000 as long-term debt. The Company expects continuing losses, which will cause the net equity of the Company to be reflected as a deficit should the Company not raise new equity capital. The Company recognizes that to be competitive it must raise additional equity capital to accelerate its sales and marketing programs and to establish a stronger financial position. The Company is pursuing two primary capital raising strategies to raise this growth capital: In the short term, the Company's strategy is to seek a strategic partnership with an established technology company that could provide the necessary growth capital as well as technology expertise, a reseller network and an installed customer base into which the Company could market its products. As a strategy for the mid-term, the Company might seek to raise additional funds through public or private debt or equity financings, including, but not limited to, another rights offering. In the event that the Company conducts another rights offering, L-R Global Partners, L.P. has given the Company a written commitment to purchase up to $5,000,000 of the Company's Common Stock in a rights offering and pay for its purchase by canceling the debt that the Company owed to L-R Global Partners, L.P. should other financing options not be available.

ITEM 7:   FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

                                                                                           PAGE
                                                                                           ----
Report of PricewaterhouseCoopers LLP                                                       F-2

Balance Sheets at May 31, 2000 and 1999                                                    F-3

Statements of Operations For the Years Ended May 31, 2000 and 1999                         F-4

Statements of Stockholders' Equity for the Years Ended May 31, 2000 and 1999               F-5

Statements of Cash Flows for the Years Ended May 31, 2000 and 1999                         F-6

Notes to Financial Statements                                                              F-7


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

PART III:

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

As of August 17, 2000, the executive officers and directors of the Company were as follows:

                                                                                        Year Became
                                                                                         Officer or
       Name                    Age                  Position with Company                 Director
--------------------           ---         -------------------------------------------  -----------
Donald S. LaGuardia             33         Chief Executive Officer,                         1998
                                           President and Director

Jeffrey B. Pinkerton            52         Vice Chairman, Chief Product                     1994
                                           Strategist and Director

P. Gopalakrishnan               39         Senior Vice President, Business Development      2000

Philip D. Wolf                  48         Chief Financial Officer, Treasurer,              1998
                                           and Assistant Secretary

Terry J. Bartz                  40         Vice President, General Counsel,                 1999
                                           and Secretary

J. Murray Logan                 65         Chairman of the Board                            1998

Brad I. Markowitz               42         Director                                         1994

         DONALD S. LAGUARDIA has served as President and Chief Executive Officer of the Company since August 14, 2000 and as a member of the Board of Directors since June 1998. From 1987 to 1991, Mr. LaGuardia served as an auditor and then a consultant for PricewaterhouseCoopers. From 1991 to 1997, Mr. LaGuardia joined BMW of North America, Inc. as a Financial Analyst and then became the Network Business Planning Manager. In 1997, Mr. LaGuardia joined L-R Global Partners, L.P. as an equity analyst and is a member of L-R Managers LLC, the general partner of L-R Global Partners, LP, the majority stockholder in PurchaseSoft, Inc. Mr. LaGuardia is a Certified Public Accountant and a candidate for the Chartered Financial Analyst designation. Mr. LaGuardia received his B.A. in 1989 from Pace University and his MBA in International Finance from New York University in 1997

         JEFFREY B. PINKERTON has served as Vice Chairman and Chief Product Strategist of the Company since August 14, 2000 and as a member of the Board of Directors since October 1995. He formerly served as President and Chief Executive Officer from March 2000 to August 14, 2000 and as President from August 1996 to March 2000. From 1987 to 1991 and from 1994 to July 1996, Mr. Pinkerton has served in various positions for the Company, including Executive Vice President and Vice President-Product Development. From 1991 to 1994, Mr. Pinkerton founded and operated Viewpoint Consulting, a reseller of the Company's software products. Prior to joining the Company, Mr. Pinkerton was Director of Purchasing for American-Standard, Inc. in New York. His industrial experience includes both materials management and systems analysis. Mr. Pinkerton has published numerous articles on Purchasing and Purchasing Applications, taught a course on application design for procurement at Baruch College, NY, and published two books. Mr. Pinkerton received a BSc in Mathematics and Statistics from Sheffield University in England in 1970.

         P. GOPALAKRISHNAN has served as Senior Vice President, Business Development of the Company since January 17, 2000. From August 1998 to January 2000, Mr. Gopalakrishnan was a Principal Consultant for the PricewaterhouseCoopers Management Consulting Services specializing in e-Commerce best practices and major project implementation and management. From 1994 to 1998, he was a Senior Consultant/Project Manager (EC Services) with ABB, Inc. From 1989 to 1994, he was a Technical Consultant for Datronics, Inc. From 1987 to 1989, he was a Senior Consultant for Tata-Unisys Ltd. From 1986 to 1987, he was an Analyst/Programmer with American Express Bank. From 1983 to 1986, he was a Consultant with ORG Systems. From 1981 to 1983 he was a Programmer with ABC Consultants. He has concentrated on design, development and implementation for multinational and multi location e-Commerce projects for the last nine years. Mr. Gopalakrishnan received his BSc in Science from the University of Delhi, Delhi, India an FBA in Business Administration from the Canadian School of Management, Toronto and an MBA in Management from City University, Seattle, WA.

         PHILIP D. WOLF joined the Company in October 1997 and has served as Chief Financial Officer, Treasurer and Assistant Secretary since January 1998. During 1997, Mr. Wolf served as a consultant to several start-up companies. From 1989 to 1997, Mr. Wolf was Vice President of Finance and CFO for Nice Man Merchandising, a worldwide entertainment merchandising company. From 1987 to 1989, he was Chief Financial Officer for Benchmark Computer Systems, Inc., a value-added reseller and software developer of integrated computer systems. From 1983 to 1987, Mr. Wolf was Vice President of Finance and Administration for National Information Systems, Inc., which provided computer and information services to the direct marketing industry. From 1974 to 1983, Mr. Wolf was staff accountant and became the Controller for Patchin Appraisals, Inc., a national valuation firm. Mr. Wolf received his BS Degree in Accounting from the University of Minnesota in 1974.

         TERRY J. BARTZ began advising PurchaseSoft as outside counsel in 1996 and joined the Company in May 1999 as Vice President and General Counsel. Prior to joining the Company, Mr. Bartz had a private law practice focused on serving the needs of start-up, financially distressed and emerging businesses. Mr. Bartz's law practice provided representation and advice on a wide variety of general business and corporate law matters including litigation, corporate governance, employment and executive compensation. Mr. Bartz received his B.A. degree (with major in business) from Gustavus Adolphus College in 1982 and his J.D. degree, cum laude, from Hamline University School of Law in 1985.

         J. MURRAY LOGAN has served as a member of the Board of Directors of the Company since June 1998. Since 1975, Mr. Logan has served as a vice president, portfolio manager, Chairman of Investment Policy of Rockefeller & Co., Inc., and as a vice president of Rockefeller Gas & Oil Inc., general partner of various Rockefeller partnerships. Mr. Logan is the Managing Partner of L-R Global Partners, L.P. since its inception in 1997 and along with Rockefeller & Co., Inc., is a member of L-R Managers, LLC which is the management company for L-R Global Partners, L.P. Mr. Logan is a director of The World Trust Fund, an unaffiliated investment trust. Mr. Logan served as a trustee of the Johns Hopkins University and chaired its Committee on Investments. Mr. Logan is also a director of the Camphill Foundation, Camphill Village USA and the Berkshire Opera Company. Mr. Logan received his B.A. from Johns Hopkins University in 1959.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company's directors and certain of its officers and persons holding more than ten percent of the Company's Common Stock are required to report their ownership of the Common Stock and any changes in ownership to the Securities and Exchange Commission and the Company. Specific due dates have been established and the Company is required to report in this Form 10-KSB any failure to file by these dates during the fiscal year ended May 31, 2000. Based on the Company's review of copies of such reports, Michael Kerrison failed to file one Form 4, Pamela Cabalka failed to file one Form 3 and one Form 4, Donald LaGuardia filed one untimely Form 5, and P. Gopalakrishnan filed one untimely Form 3.

ITEM 10:   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The table below sets forth certain compensation information for the fiscal years ended May 31, 2000, 1999, and 1998 with respect to the Company's Chief Executive Officers and each of the most highly compensated executive officers whose compensation for fiscal 2000 exceeded $100,000.

                                                                           LONG TERM
                                                                         COMPENSATION
                                                ANNUAL COMPENSATION          AWARDS          ALL OTHER
  NAME AND PRINCIPAL POSITION        YEAR     SALARY ($)     BONUS ($)     OPTIONS (#)     COMPENSATION ($)
  ---------------------------        ----     ----------     ---------     -----------    ----------------
Jeffrey B. Pinkerton             2000 (1)      $160,360        - -            320,113         $ 10,880 (4)
   President and Chief           1999          $160,000        - -              - -           $  7,800 (16)
   Executive Officer             1998          $125,000        - -            304,166         $  9,750 (5)

Pamela Cabalka
   Chief Executive Officer       2000 (11)     $ 82,227        - -              - -          $ 75,188 (12)

Michael G. Kerrison              2000 (2)      $ 42,045        - -              - -             - -
   Chairman and Chief            1999          $100,000        - -            625,000         $ 35,000 (6)
   Executive Officer

Joseph D. Mooney                 2000             - -          - -              - -             - -
   Chairman and Chief            1999 (3)      $133,333        - -              - -           $445,200 (7)
   Executive Officer             1998          $200,000        - -            366,666         $ 68,083 (8)

Philip D. Wolf                   2000          $100,630        - -              - -           $  1,644 (9)
   Chief Financial Officer,      1999          $ 88,717        - -            139,000           - -
   Treasurer and                 1998 (14)     $ 51,667        - -              - -             - -
   Ass't.Secretary

Terry J. Bartz                   2000          $100,150        - -              - -           $  1,630 (10)
   Vice President, General       1999 (15)     $  4,688        - -            135,000         $ 80,803 (13)
   Counsel and Secretary

---------------------------

(1) See the section "Executive Officers and Directors" for information as to the offices held by Mr. Pinkerton in fiscal 2000 and his subsequent appointment as Vice Chairman and Chief Product Strategist effective August 14, 2000. Mr. Donald LaGuardia succeeded Mr. Pinkerton in the offices of President and Chief Executive Officer effective August 14, 2000.

(2) Mr. Kerrison was appointed Chief Executive Officer by the Board of Directors on January 31, 1999 and resigned on September 9, 1999.

(3) Mr. Mooney was appointed President and Chief Executive Officer by the Board of Directors on June 23, 1997 and resigned on January 31, 1999.

(4) Represents a $7,800 automobile allowance and a $3,080 Company contribution to employee's 401K account.

(5)      Represents a $9,750 automobile allowance.

(6)      Represents $35,000 earned as an independent contractor.

(7) Represents a $400,000 compensation charge under Mr. Mooney's termination agreement, of which $266,668 was paid as of May 31, 2000 and the balance of $133,332 to be paid evenly over the next eight months, a $40,000 contract settlement payment, and a $5,200 automobile allowance.

(8) Represents $58,333 in deferred compensation and a $9,750 automobile allowance.

(9)      Represents a $1,644 Company contribution to employee's 401K account.

(10)     Represents a $1,630 Company contribution to employee's 401K account.

(11) Ms. Cabalka was appointed interim Chief Executive Officer by the Board of Directors on September 10, 1999 and resigned on December 8, 1999.

(12) Represents a $75,000 accrued severance benefit of which $71,023 was paid as of May 31, 2000 and the balance of $3,977 was paid in June 2000, and a $188 Company contribution to employee's 401K account.

(13)     Represents $80,803 earned as an independent contractor.

(14) Mr. Wolf joined the Company in October 1997 and was appointed Chief Financial Officer in January 1998.

(15) Mr. Bartz joined the Company in May 1999 as Vice President, General Counsel and Corporate Secretary.

(16)     Represents a $7,800 automobile allowance.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                   INDIVIDUAL GRANT
                              NUMBER OF           ------------------        EXERCISE
                              SECURITIES     % OF TOTAL OPTIONS GRANTED       PRICE           EXPIRATION
          NAME                UNDERLYING        TO EMPLOYEES IN FISCAL     ($/ SHARE)            DATE
          ----             OPTIONS GRANTED               YEAR              ----------            ----
                           ---------------               ----
 Jeffrey B. Pinkerton         300,000 (1)                16.5%               $0.920       December 12, 2004
                                1,334 (2)                 0.1%               $0.937       October 14, 2003
                                1,483 (2)                 0.1%               $0.843       November 15, 2003
                                1,741 (2)                 0.1%               $0.718       December 14, 2003
                                  953 (2)                 0.1%               $1.312       January 14, 2004
                                1,177 (2)                 0.1%               $1.062       February 15, 2004
                                1,250 (2)                 0.1%               $1.000        March 14, 2004
                                1,483 (2)                 0.1%               $0.843        April 14, 2004
                                1,111 (2)                 0.1%               $1.125         May 13, 2004
                                1,483 (2)                 0.1%               $0.843         June 14, 2004
                                1,905 (2)                 0.1%               $0.656         July 14, 2004
                                2,860 (2)                 0.2%               $0.437        August 15, 2004
                                3,333 (2)                 0.2%               $0.375      September 14, 2004

 Pamela Cabalka                  - -                     - -                   - -               - -

 Michael G. Kerrison             - -                     - -                   - -               - -

 Joseph D. Mooney                - -                     - -                   - -               - -

 Philip D. Wolf                  - -                     - -                   - -               - -

 Terry J. Bartz                  - -                     - -                   - -               - -

---------------------------

(1) Mr. Pinkerton was granted an incentive stock option exercisable for an aggregate of 300,000 shares of common stock of which 100,000 shares vested immediately, 100,000 will vest on December 13, 2000 and 100,000 will vest on December 13, 2001.

(2) Mr. Pinkerton was granted options, which were fully vested on the date of grant.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         The following table sets forth information as to options exercised during the fiscal year ended May 31, 2000, and unexercised options held at the end of such fiscal year, by the individuals listed in the Summary Compensation Table.

                              SHARES                                                        VALUE OF UNEXERCISED
                              ACQUIRED                      NUMBERS OF UNEXERCISED          IN-THE-MONEY OPTIONS
                                 ON           VALUE           OPTIONS AT 5/31/00                 AT 5/31/00
          NAME             EXERCISE (#)   REALIZED ($)    EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE (1)
          ----             ------------   ------------    -------------------------     -----------------------------
 Jeffrey B. Pinkerton               0      $        0          424,279 / 200,000             $795,094 / $391,000
 Pamela Cabalka               150,000      $  604,641                0 /       0             $      0 / $      0
 Michael G. Kerrison                0      $        0                0 /       0             $      0 / $      0
 Joseph D. Mooney             366,666      $1,230,615                0 /       0             $      0 / $      0
 Philip D. Wolf                     0      $        0          139,000 /       0             $261,885 / $      0
 Terry J. Bartz                     0      $        0          105,633 /  29,533             $192,894 / $ 52,877

---------------------------

(1) Value is based on the closing bid price supplied by the National Quotations Bureau in the Nasdaq System and reported by the NASD as of May 31, 2000, the last trading date during fiscal 2000, which was $2.875 minus the exercise price.

EXECUTIVE EMPLOYMENT AGREEMENTS

         The Company entered into an employment agreement with Jeffrey B. Pinkerton, the then President of the Company, effective as of December 15, 1996 for a five (5) year term from the effective date (the "Pinkerton Employment Agreement"). Pursuant to the Pinkerton Employment Agreement, the Company agreed to grant Mr. Pinkerton options exercisable for up to 200,000 shares of common stock. Mr. Pinkerton's current annual base salary is $165,000, subject to annual review and increase by the Board of Directors of the Company.

         If the Pinkerton Employment Agreement is terminated by the Company for any reason other than cause, death, disability, mutual agreement or is terminated by Mr. Pinkerton for good reason, the Company shall continue to pay Mr. Pinkerton his base salary for twenty-four (24) months (or twelve (12) months for termination as a result of good reason) and provide benefits, including but not limited to, plan participation, vacation time, and office facilities for a twelve (12) month period. In the event of a termination in connection with a change in control of the Company (as defined in the Pinkerton Employment Agreement), the Company shall pay a lump sum payment to Mr. Pinkerton equal to
2.99 times the sum of (i) his annual base salary and (ii) his earned executive compensation plan benefits, which shall be "grossed-up" in the event of certain excise tax charges. In addition the Company shall reimburse, for a twelve (12) month period, Mr. Pinkerton's reasonable expenses while seeking employment. In addition to compensatory provisions, the Pinkerton Employment Agreement also contains certain confidentiality and non-competition provisions intended to protect the Company.

DIRECTOR COMPENSATION

         At the current time, directors of the Company receive no cash compensation for their service to the Company as directors.

ITEM 11:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of August 1, 2000, as reported to the Company, as to the beneficial ownership of the Common Stock of the Company by each director, each named officer, by all directors and executive officers as a group and each person known to the Company to be the beneficial owner of more than 5% of the issued and outstanding common stock as of August 1, 2000 or other date noted below. As of August 1, 2000, 14,733,046 shares of common stock were outstanding.

                                                    AMOUNT AND NATURE OF               PERCENTAGE OF
NAME AND ADDRESS                                    BENEFICIAL OWNERSHIP            OUTSTANDING SHARES OF
OF BENEFICIAL OWNER                                  OF COMMON STOCK (1)            COMMON STOCK OWNED (2)
-------------------                                  -------------------            ----------------------
J. Murray Logan (3)
c/o L-R Global Partners, L.P.
30 Rockefeller Plaza, Room 5425
New York, New York 10112                               10,152,947                          67.88%

Donald S. LaGuardia (4)
c/o L-R Global Partners, L.P.
30 Rockefeller Plaza, Room 5425
New York, New York 10112                                9,969,128                          66.21%

L-R Global Partners, L.P. (5)
c/o Rockefeller & Co., Inc.
30 Rockefeller Plaza, Room 5425
New York, New York 10112                                9,852,128                          65.87%

Larry E. Jeddeloh (6)
c/o T.I.S. Acquisition & Management
Group, Inc.
200 South Sixth Street, Suite 450
Minneapolis, MN 55402                                   1,020,337                          6.92%

T.I.S. Group, Inc. (7)
c/o T.I.S. Acquisition & Management
Group, Inc.
200 South Sixth Street, Suite 450
Minneapolis, MN 55402                                   1,019,504                          6.92%

Jeffrey B. Pinkerton (8)                                  438,156                          2.89%

Brad I. Markowitz (9)                                     130,820                          0.88%

Philip D. Wolf (10)                                       174,000                          1.17%

Terry J. Bartz (11)                                       105,633                          0.71%

P. Gopalakrishnan (12)                                     41,667                          0.28%

All current directors and executive                    11,160,223                         70.26%
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

(2) The percent of class calculation is based on 14,733,046 shares of the Company's Common Stock being issued and outstanding as of August 1, 2000 and effect being given, where appropriate, pursuant to Rule 13d-3(d)(1)(i) under the Exchange Act, to any option or warrant then exercisable or exercisable within 60 days thereafter.

(3) Includes 9,627,553 shares held by L-R Global Partners, L.P. Also includes 224,575 shares that L-R Global Partners, L.P. has the right to acquire within 60 days of August 1, 2000 upon the exercise of warrants. Mr. Logan, together with L-R Managers, LLC, Rockefeller & Co., Inc., and Rockefeller Financial Services, Inc. share voting and investment control with respect to L-R Global Partners, L.P. Mr. Logan may be deemed the beneficial owner of shares held by L-R Global Partners, L.P. although he disclaims beneficial ownership to the extent of his purported ownership interest.

(4) Includes 9,627,553 shares held by L-R Global Partners, L.P. Also includes 224,575 shares that L-R Global Partners, L.P. has the right to acquire within 60 days of August 1, 2000 upon the exercise of warrants. Mr. LaGuardia, together with L-R Managers, LLC, Rockefeller & Co., Inc., and Rockefeller Financial Services, Inc. share voting and investment control with respect to L-R Global Partners, L.P. Mr. LaGuardia may be deemed the beneficial owner of shares held by L-R Global Partners, L.P. although he disclaims beneficial ownership to the extent of his purported ownership interest. Also includes 100,000 shares that Mr. La Guardia has the right to acquire within 60 days of August 1, 2000 upon the exercise of stock options.

(5) Includes 224,575 shares that L-R Global Partners, L.P. has the right to acquire within 60 days of August 1, 2000 upon the exercise of warrants.

(6) Based upon information provided by Mr. Jeddeloh's Schedule 13D/A filed with the SEC as of January 13, 1999. By virtue of his positions with T.I.S. Acquisition and Management Group ("TIS Acquisition") and T.I.S. Group, Inc. ("TIS Group"), which owns a majority of the stock of and controls TIS Acquisition, Mr. Jeddeloh has the right to vote and dispose of the shares of common stock held by TIS Acquisition and TIS Group, respectively, and may be deemed the beneficial owner of such shares. Includes 193,888 shares held by TIS Acquisition, which may be deemed beneficially owned by TIS Group. Includes 820,616 shares held by TIS Group for client accounts managed by T.I.S. Group Managers. TIS Group has the right to dispose of the shares held by T.I.S. Group Managers and may be deemed the beneficial owner of such shares. Includes 833 shares held by Mr. Jeddeloh over which he has sole power to vote and power to dispose. Includes 5,000 shares that TIS Group has the right to acquire within 60 days of August 1, 2000 upon the exercise of a warrant.

(7) Based upon information provided by Mr. Jeddeloh's Schedule 13D/A filed with the SEC as of January 13, 1999. See note (6) above.

(8) Includes 424,279 shares issuable within 60 days of August 1, 2000 upon the exercise of stock options.

(9) Includes 115,833 shares issuable within 60 days of August 1, 2000 upon exercise of stock options and 10,544 shares owned by Focus Capital Corp. Mr. Markowitz may be deemed the beneficial owner of shares held by Focus Capital Corp. although he disclaims beneficial ownership of such shares.

(10) Includes 139,000 shares issuable within 60 days of August 1, 2000 upon the exercise of stock options.

(11) Includes 105,633 shares issuable within 60 days of August 1, 2000 upon the exercise of stock options.

(12) Includes 41,667 shares issuable within 60 days of August 1, 2000 upon the exercise of stock options.

(13) Includes 926,412 shares issuable within 60 days of August 1, 2000 upon the exercise of stock options and 224,575 shares issuable within 60 days upon the exercise of warrants.

ITEM 12:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On September 1, 1998, the Company issued 125,000 shares of its Common Stock to TIS Group Managers, Inc. upon the exercise of a warrant held by TIS Growth Fund at an exercise price of $1.14 per share, for an aggregate sum of $142,500. The issuance of the Common Stock was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

         On January 31, 1999, the Company entered into an Agreement and General Release with Joseph D. Mooney, CEO and Chairman of the Board of the Company. Under this agreement, the Company accepted the resignation of Mr. Mooney as Chief Executive Officer, Chairman of the Board of Directors and as a Director of the Company. Mr. Mooney was granted the following benefits under this agreement:
$400,000 gross salary continuation, payable in 48 equal installments beginning February 15, 1999 and ending January 31, 2001 ($133,332 remaining to be paid as of May 31, 2000); $60,000 representing the balance of Mr. Mooney's deferred employment compensation; a $40,000 contract settlement payment; and continuation of insurance benefits until January 31, 2000.

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

         On March 23, 2000, the Company borrowed $5,000,000 from L-R Global Partners, L.P. and signed a demand promissory note in return. Under the terms of this note, the Company must repay the principal and interest due at any time upon the demand of L-R Global. Subsequent to year-end, L-R Global provided the Company with a letter stating that they would not make a demand for repayment prior to June 15, 2001. This note provided for interest at 6% per annum.

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

3.1      Certificate of Incorporation of the Company. (1)

3.2      By-laws of the Company. (1)

4.1      Specimen Certificate for Shares of Common Stock. (11)

10.1     The Company's Stock Option Plan of 1987. (2)

10.2     The Company's Stock Option Plan of 1994. (3)

10.3     The Company's 1997 Stock Option Plan. (4)

10.4     Employment Agreement dated April 1, 1998 between the Company and
         Jeffrey B. Pinkerton. (5)

10.5     Registration Rights Agreement dated as of December 25, 1995 among the
         Company and certain of its Shareholders. (6)

10.6     Registration Rights Agreement dated as of April 23, 199_ among the
         Company and certain of its Shareholders. (6)

10.7     Lease between the Company and Fruitville-Tuttle, Ltd. (7)

10.8     Lease between the Company and The Protective Group. (8)

10.9     Sub-lease between the Company and Racotek, Inc. (9)

10.10    Registration Rights Agreement dated October 25, 1996 between the
         Company and certain of its Shareholders. (4)

10.11    Demand Promissory Note, dated February 9, 1999, of PurchaseSoft, Inc.
         to L-R Global Partners, L.P. (10)

10.12 Agreement and General Release, dated as of January 31, 1999, by and between Joseph D. Mooney and PurchaseSoft, Inc. (10)

10.13 Compensation Agreement, dated as of February 1, 1999, by and between Michael G. Kerrison and PurchaseSoft, Inc. (10)

10.14 Form of Warrant issued to Wm. Smith Securities & Gilmore & Co. (A substantial number of these warrants have been assigned to L-R Global
         Partners, L.P.) (6)




10.15    Form of Warrant issued to TIS Acquisitions and Management Group, Inc.,
         The Travelers Indemnity Company, and Mark Cahill, dated October 25,
         1996. (4)

10.16    Form of Warrant issued to Wm. Smith Securities, Inc., dated October 25,
         1996. (A substantial number of these warrants have been assigned to L-R
         Global Partners, L.P.) (4)

10.17    Form of Warrant issued to Wm. Smith Securities, Inc., dated October 25,
         1996. (A substantial number of these warrants have been assigned to L-R
         Global Partners, L.P.) (4)

10.18    Promissory note dated March 23, 2000, of PurchaseSoft, Inc. to L-R
         Global Partners, L.P. (12)

10.19    Lease agreement between the Company and Flanders Westborough Delaware,
         Inc. *

10.20    Lease agreement between the Company and Office Associates L.L.C. *

23.1     Consent of PricewaterhouseCoopers LLP *

27.1     Financial Data Schedule*



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

(10) Incorporated herein by reference from the Company's Form S-3 Registration Statement, File No.333-73209 filed on March 22, 1999.

(11) Incorporated herein by reference from the Company's Annual Report of Form 10-KSB for the fiscal year ended May 31, 1999.

(12) Incorporated herein by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended February 29, 2000.

Reports on Form 8-K

None



SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto to be duly authorized.

                                         PurchaseSoft, Inc.
                                         (Issuer)

Date:   August 29, 2000

                                         /s/  Donald S. LaGuardia

                                         ---------------------------------------
                                         Donald S. LaGuardia
                                         President, Chief Executive Officer, and
                                         Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on August 29, 2000.

                    Signature                            Title
                    ---------                            -----

/s/ Donald S. LaGuardia                  President, Chief Executive Officer
--------------------------------         and Director
Donald S. LaGuardia


/s/ Jeffrey B. Pinkerton                 Vice Chairman, Chief Product Strategist
--------------------------------         and Director
Jeffrey B. Pinkerton


/s/ Philip D. Wolf                       Chief Financial Officer, Treasurer
--------------------------------         and Assistant Secretary
Philip D. Wolf


/s/ Terry J. Bartz                       VP, General Counsel, and  Secretary
--------------------------------
Terry J. Bartz


/s/ J. Murray Logan                      Chairman of the Board of Directors
--------------------------------
J. Murray Logan


/s/ Brad I. Markowitz                    Director
--------------------------------
Brad I. Markowitz

                                     PurchaseSoft, Inc.
                               Index to Financial Statements

Description                                                                Page
-------------------------------------------------------------------------------
Report of PricewaterhouseCoopers LLP                                        F-2

Balance Sheets as of May 31, 2000 and 1999                                  F-3

Statements of Operations for the years ended May 31, 2000 and 1999          F-4

Statements of Stockholders' Equity for the years ended May 31, 2000
and 1999                                                                    F-5

Statements of Cash Flows for the years ended May 31, 2000 and 1999          F-6

Notes to Financial Statements                                               F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
   and Stockholders of
   PurchaseSoft, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of PurchaseSoft, Inc. at May 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
June 30, 2000

                               PURCHASESOFT, INC.
                                 BALANCE SHEETS
                              MAY 31, 2000 AND 1999

                                                           2000              1999
                                                       ------------      ------------
Assets

Current Assets
   Cash and cash equivalents                           $  4,992,306      $  3,824,505
   Accounts receivable, net                                  12,709           115,927
   Prepaid expenses and other current assets                149,940           121,460
                                                       ------------      ------------
Total Current Assets                                      5,154,955         4,061,892
                                                       ------------      ------------

Property and equipment, net                                 460,408           304,614
                                                       ------------      ------------

Security deposits                                           297,269            38,879
                                                       ------------      ------------

Total Assets                                           $  5,912,632      $  4,405,385
                                                       ============      ============

Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                                    $    126,893      $    411,480
   Current obligations under capital leases                  50,002            49,428
   Accrued expenses                                         509,493           528,924
   Deferred revenues                                         52,881           163,804
                                                       ------------      ------------
Total Current Liabilities                                   739,269         1,153,636
                                                       ------------      ------------

Noncurrent Obligations
   Note payable with a related party                      5,000,000              --
   Noncurrent obligations under capital leases               42,460            28,878
   Noncurrent restructuring charges                            --             133,332
                                                       ------------      ------------
Total Noncurrent Obligations                              5,042,460           162,210
                                                       ------------      ------------

Commitments and Contingencies (Note 5)

Stockholders' Equity
Common stock, $0.01 par value, 25,000,000
   shares authorized, 14,730,549 and 13,807,015
   issued and outstanding, respectively                     147,305           138,070
Additional paid-in-capital                               25,375,283        24,443,167
Accumulated deficit                                     (25,302,653)      (21,402,666)
                                                       ------------      ------------
                                                            219,935         3,178,571
Less treasury stock (4,780 shares) at cost                  (89,032)          (89,032)
                                                       ------------      ------------
Total Stockholders' Equity                                  130,903         3,089,539
                                                       ------------      ------------
Total Liabilities and Stockholders' Equity             $  5,912,632      $  4,405,385
                                                       ============      ============

                See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                            STATEMENTS OF OPERATIONS
                        YEARS ENDED MAY 31, 2000 AND 1999

                                                 2000              1999
                                             ------------      ------------
Revenues:
     Product                                 $    116,155      $     86,550
     Services                                     221,743           285,705
                                             ------------      ------------
Total revenues                                    337,898           372,255
                                             ------------      ------------
Costs and expenses:
     Cost of product revenues                         465             1,577
     Cost of service revenues                     343,112           171,696
     Sales and marketing                        1,255,424         1,448,634
     General and administrative                 1,849,116         1,911,309
     Research and development                     860,012           753,902
     Restructuring charge                            --             610,453
                                             ------------      ------------
Total costs and expenses                        4,308,129         4,897,571
                                             ------------      ------------

Operating loss                                 (3,970,231)       (4,525,316)

Interest income, net                               70,244            55,940
                                             ------------      ------------

Net loss                                     $ (3,899,987)     $ (4,469,376)
                                             ============      ============

Net loss per common share                    $      (0.28)     $      (0.52)
     (Basic and diluted)                     ============      ============

Weighted average shares outstanding            14,088,270         8,553,362
                                             ============      ============

                See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        YEARS ENDED MAY 31, 2000 AND 1999

                                           Common Stock                                                             Total
                                    ---------------------------    Additional       Accumulated      Treasury    Stockholders'
                                        Shares        Amount     Paid-in-Capital      Deficit          Stock        Equity
                                    --------------  -----------  --------------- ---------------  -------------  -------------
Balance, May 31, 1998                    8,029,761  $    80,298  $  19,321,482   $  (16,933,290)  $    (89,032)  $   2,379,458
Common stock issued through
 rights offering net of expenses
 of $119,052                             5,605,173       56,051      4,869,552                -              -       4,925,603
Common stock issued for services            47,081          471         49,529                -              -          50,000
Stock options issued for services                -            -         61,354                -              -          61,354
Common stock issued upon exercise
 of a warrant                              125,000        1,250        141,250                -              -         142,500
Net loss                                         -            -              -       (4,469,376)             -      (4,469,376)
                                    --------------  -----------  -------------   --------------   ------------   -------------
Balance, May 31, 1999                   13,807,015  $   138,070  $  24,443,167   $  (21,402,666)  $    (89,032)  $   3,089,539
                                    ==============  ===========  =============   ==============   ============   =============
Common stock issued upon exercise
 of stock options                          907,868        9,078        913,534                -              -         922,612
Common stock issued upon exercise
 of a warrant                               15,666          157         18,582                -              -          18,739
Net loss                                         -            -              -       (3,899,987)             -      (3,899,987)
                                    --------------  -----------  -------------   --------------   ------------   -------------
Balance, May 31, 2000                   14,730,549  $   147,305  $  25,375,283   $  (25,302,653)  $    (89,032)  $     130,903
                                    ==============  ===========  =============   ==============   ============   =============

                See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                            STATEMENTS OF CASH FLOWS
                        YEARS ENDED MAY 31, 2000 AND 1999

                                                                2000              1999
                                                            ------------      ------------
Cash flows from operating activities:
      Net loss                                              $ (3,899,987)     $ (4,469,376)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
            Depreciation and amortization                         99,060            56,032
            Provision for bad debts                                2,279            26,250
            Stock  issued for services                            30,000            20,000
            Options granted for services                            --              61,354
      Changes in operating assets and liabilities:
            Accounts receivable                                  100,939           (39,032)
            Prepaid expenses and other assets                    (58,480)          (86,415)
            Accounts payable and accrued expenses               (437,350)          464,863
            Deferred revenue                                    (110,923)           70,206
                                                            ------------      ------------
Net cash used in operating activities                         (4,274,462)       (3,896,118)
                                                            ------------      ------------

Cash flows from investing activities:
      Additions to property and equipment                       (177,908)         (253,047)
      Additions to security deposits                            (258,390)          (29,755)
                                                            ------------      ------------
Net cash used in investing activities                           (436,298)         (282,802)
                                                            ------------      ------------

Cash flows from financing activities:
      Net proceeds from sale of common stock                        --           4,925,603
      Net proceeds from exercise of options/warrants             941,351           142,500
      Proceeds from financing equipment                             --              50,508
      Proceeds form issuance of note payable                   5,000,000              --
      Payment of capital leases                                  (62,790)          (33,734)
                                                            ------------      ------------
Net cash provided by financing activities                      5,878,561         5,084,877
                                                            ------------      ------------

Net increase in cash and cash equivalents                      1,167,801           905,957
Cash and cash equivalents, beginning of year                   3,824,505         2,918,548
                                                            ------------      ------------
Cash and cash equivalents, end of period                    $  4,992,306      $  3,824,505
                                                            ============      ============

Supplemental disclosure of cash flow information:
      Cash paid for interest                                $     12,651      $     33,830
                                                            ============      ============

Supplemental disclosure of non-cash transaction:
      Stock compensation award                                      --              50,000
      Capital lease obligation incurred                     $     76,946      $     61,533
                                                            ============      ============

                See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999

NOTE 1-GENERAL INFORMATION

         PurchaseSoft, Inc. (the "Company") is an emerging provider of strategic e-Procurement and B2B solutions to medium and large organizations worldwide. PurchaseSmart-TM-, the Company's flagship e-Procurement product enables organizations to automate their procurement processes thereby reducing costs and improving productivity, while providing real-time decision support information to management. The Company is aggressively marketing its solutions throughout North America, Europe and Asia. The Company's principal goals are twofold: to be the leader in the e-Procurement solutions marketplace addressing organizational procurement needs; and to be the preferred B2B exchange enabler for leading industry marketplaces. The Company expects to achieve these objectives by continuing to offer the most functional and easy to use leading edge, end-to-end software solutions and unparalleled customer service.

         The Company's expertise in procurement comes from its extensive experience in this area. The Company began operations as a management consulting firm specializing in "best practices" for purchasing and materials management in 1977. In 1985, the Company, then called Greentree Software, Inc. sensed the market need for an automated purchasing software package and introduced its first software product for purchasing materials management for use on IBM compatible PCs. Since that time, the Company has continued to offer leading edge software solutions by adapting the latest technology and incorporating procurement best practices and knowledge gained from successful customer implementations. In October 1999, the Company released its newest Solution, PurchaseSmart-TM-, SourceSmart-TM- and WebQuote-TM- a Web-based, end-to-end software solution, written in JAVA and HTML, which provides operational support for strategic procurement and e-Commerce.

         One of the critical advantages of the solutions the Company provides is the ability to customize the software to fit each customer's specific needs. The Company expects that this flexibility will allow it to capitalize on a developing market in business-to-business exchanges and portals. The Company's solutions can easily be configured to be the e-Procurement engine for business-to-business exchanges and portals. The Company's solutions offer the robustness and depth of functionality that such trading communities demand. This is a new and important business opportunity for the Company. It allows the Company to continue its evolution from a software application vendor to a provider of vital infrastructure software to the new Internet economy.

         Customers' expectations are evolving at the same pace as technology. Today, e-Procurement customers expect ready-made catalog content from their solution providers. To address this need for normalized data from suppliers, the Company is developing its supplier exchange service offering. Through this service, which will be both hosted and managed by the Company, the Company expects to continue to serve its clients' full value procurement needs.

         The Company believes that its existing capital resources and revenue from future software sales and services will be sufficient to fund its planned operating expenses and capital requirements through the end of fiscal 2001, which is May 31, 2001. However, there can be no assurance that such funds will be sufficient to meet the Company's operating expenses and capital requirements during such period. The Company recognizes that to be competitive it must raise additional equity capital to accelerate its sales and marketing programs and to establish a stronger financial position. The Company is pursuing two primary capital raising strategies to raise this growth capital: In the short term, the Company's strategy is to seek a strategic partnership with an established technology company that could provide the necessary growth capital as well as technology expertise, a reseller network and an installed customer base into which the Company could market its products. As a strategy for the mid-term, the Company might seek to raise additional funds through public or private debt or equity financings, including, but not limited to, another rights offering. At May 31, 2000, the Company's net equity was approximately $131,000. This reflects the classification of the $5,000,000 investment by L-R Global Partners, L.P. in March 2000 as long-term debt. The Company expects continuing losses, which will cause the net equity of the Company to be reflected as a deficit should the Company not raise new equity capital. In the event that the Company conducts another rights offering, L-R Global Partners, L.P. has given the Company a written committment to purchase up to $5,000,000 of the Company's Common Stock in a rights offering and pay for its purchase by canceling the debt that the Company owes to L-R Global Partners, L.P. should other financing options not be available.

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

         (b)      Revenue Recognition and Accounts Receivable

         The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9. The Company recognizes software license revenue at the point when evidence of an arrangement exists, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection of the related receivable is considered probable. In multiple-element software arrangements that include rights to multiple software products, maintenance or services, the Company allocates the total arrangement fee using the residual method. Under the residual method, the fair value of the undelivered maintenance and services elements, as determined based on vendor-specific objective evidence, is deferred and the remaining (residual) arrangement fee is recognized as software product revenue. Service revenues are comprised of revenues derived from software maintenance agreements and professional services. Maintenance fees are recorded as deferred revenue and recognized ratably over the maintenance period, which is usually twelve months. Professional service revenue is recognized as the services are performed.

         Accounts receivable is presented net of an allowance for uncollectible accounts of $35,890 and $55,000 at May 31, 2000 and 1999, respectively. Bad debt expense is recorded in general and administrative expenses.

         (c)      Research and Development

         The Company is engaged in research and development activities in the area of computer software. In accordance with generally accepted accounting principles, costs incurred prior to determination of technological feasibility are considered research and development and expensed as incurred. Technological feasibility is determined after a working model has been completed. Capitalized costs are amortized over the shorter of an economic life of one to three years or the proportion of current period product revenues to total expected product revenues. During fiscal 2000, the Company's research and development costs primarily relate to software development during the period prior to technological feasibility and have been charged to expense as incurred. Costs otherwise capitalizable after technological feasibility is achieved have also been expensed because they have been insignificant.

         (d)      Cash and Cash Equivalents

         The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for financial statement purposes.

         (e)      Property and Equipment

         Property and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operations over the estimated useful lives of the related assets, generally 5 to 7 years, using the straight-line method. Depreciation and amortization expense were $99,060 and $56,032 for the years ended May 31, 2000 and 1999, respectively.

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

         (g)      Loss Per Common Share

         The Company accounts for income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of Common Stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Shares excluded from diluted earnings per share totaled 3,064,038 and 3,692,546 on May 31, 2000 and 1999, respectively.

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

         (i)      Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes a new model for accounting for derivatives and hedging activities. Under SFAS No. 133, all derivatives must be recognized as SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment of FASB Statement No. 133" which amends certain aspects of SFAS No.
133. The adoption of SFAS No. 133 and SFAS No. 138, which is effective for the Company on June 1, 2001, is not expected to have a significant impact on the Company's financial position or results of operations.

         In April 2000, the FASB issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB No. 25", which is effective July 1, 2000, except for certain conclusions which cover specific events after either December 15, 1998 or January 12, 2000. FIN No. 44 clarifies the application of APB No. 25 related to modifications of stock options, changes in grantee status, and options issued on a business combination, among other things. The adoption of FIN No. 44 is not expected to have a significant impact on the Company's financial position or results of operations.

NOTE 3 - PROPERTY AND EQUIPMENT

At May 31, 2000 and 1999, property and equipment balances consisted of the following:

                                                       2000           1999
                                                       ----           ----
Property and equipment, at cost                      1,073,694    $  833,457
Less accumulated depreciation                         (613,286)     (528,843)
                                                    -----------   -----------
  Net property and equipment                        $  460,408    $  304,614
                                                    ==========    ==========

NOTE 4 - INCOME TAXES

         The Company has available net operating loss carry forwards (NOLs) for Federal income tax purposes of approximately $10,000,000 at May 31, 2000. The NOLs expire at various times from 2001 through 2020. Future utilization of the available net operating loss carryforwards may be limited under Internal Revenue Code Section 382 as a result of future changes in ownership.

         No future tax benefit for the Company's NOLs and other cumulative temporary differences has been recognized since utilization of the benefit is not presently likely based on the weight of available information. The tax effects of NOLs and other cumulative temporary differences that give rise to the Company's deferred tax asset are presented below as of May 31, 2000 and 1999:

                                                              2000                 1999
                                                              ----                 ----
Deferred tax assets:
Net operating loss carryforwards                        $4,940,000             $    3,438,000
Other, net                                                 130,000                     65,000
                                                    --------------             --------------
Total gross deferred tax assets                          5,070,000                  3,503,000
Less valuation allowance                                (5,070,000)                (3,503,000)
                                                    --------------             --------------
Net deferred tax asset                              $            0             $            0
                                                    ==============             ==============

NOTE 5 - COMMITMENTS AND CONTINGENCIES

         Operating Leases

         The Company leases office space in several locations under non-cancelable operating leases, which expire on various dates through May 31, 2007. Rent expense amounted to $209,608 and $221,516 for the fiscal years ended May 31, 2000 and 1999, respectively. Future minimum lease payments under the non-cancelable operating leases as of May 31, 2000 are as follows:

         Years
         Ending
         May 31                Commitment
         ------                ----------
           2001                $  306,681
           2002                   258,000
           2003                   258,000
           2004                   258,000
           2005                   258,000
           2006                   268,320
           2007                   268,320
                                  -------

           Total               $1,875,321
                               ==========

         Capital Leases

         The Company leases certain computer and communication equipment under non-cancelable capital leases, which expire on various dates through October 31, 2002. Future minimum lease payments under the non-cancelable financing leases as of May 31, 2000 are as follows:

         Years
         Ending
         May 31                                                Commitment
         ------                                                ----------
          2001                                                 $  56,740
          2002                                                    32,982
          2003                                                    12,260
                                                                  ------
         Total minimum lease payments                          $ 101,982
          Less amount representing interest                       (9,520)
                                                                  ------
          Present value of net minimum lease payments             92,462
          Less current portion                                   (50,002)
                                                                  ------
          Non-current portion                                  $  42,460

         Long Term Note Payable

         In March 2000, the Company borrowed $5,000,000 from L-R Global Partners, LP and signed a demand promissory note in return. Under the terms of this note, the Company must repay the principal and interest due at any time upon the demand of L-R Global. Subsequently, L-R Global issued to the Company a letter, which stated that they would not demand repayment prior to June 15, 2001. Accordingly, the Company has classified this note payable as non-current in its balance sheet dated May 31, 2000.

         Contingencies

         The Company is involved in various contingent matters in the normal course of business. Management is of the opinion that the outcome of such matters will not have a significant adverse effect on the Company's financial position or results of operations.

         The Company has entered into various employment agreements with certain executives of the Company, which provide for severance payments ranging from six to twenty-four months subject to certain conditions.

NOTE 6 - STOCKHOLDERS' EQUITY

         During the fiscal year ended May 31, 2000 and 1999, the following equity and convertible debt placements occurred:

         FISCAL YEAR ENDED MAY 31, 2000

         On February 9, 2000, the Company issued 8,333 shares of its Common Stock upon the exercise of a warrant, which raised an aggregate sum of $9,500 and had an exercise price of $1.14 per share.

         On February 9, 2000, the Company issued 4,000 shares of its Common Stock upon the exercise of a warrant, which raised an aggregate sum of $5,040 and had an exercise price of $1.26 per share.

         On February 11, 2000, the Company issued a warrant to purchase 25,000 shares of Common Stock at an exercise price of $5.50 per share. This warrant had a five year life and will expire on February 10, 2005.

         On May 1, 2000, the Company issued 3,333 shares of its Common Stock upon the exercise of a warrant, which raised an aggregate sum of $4,199 and had an exercise price of $1.26 per share.



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

Stock Options

         The Company maintains three Stock Option Plans, the 1997 Stock Option Plan, the 1994 Stock Option Plan and the 1987 Stock Option Plan under which stock options can be granted to consultants, key employees, directors and officers of the Company. Generally, options granted vest over a period of between two to three years and expire five to ten years from the date of grant. Options cancelled under the 1997 plan can be re-granted. At the Special Meeting in Lieu of the 2000 Annual Meeting of Stockholders held on January 25, 2000, stockholders approved an increase in the number of shares available to grant under the 1997 Plan from 3,500,000 shares to 4,500,000 shares. As of May 31, 2000, there were 1,179,668 option shares under the 1997 Stock Option Plan, which are available for future grant.

The following summary of outstanding options and shares reserved under the plan is as follows:

                                                                                                         Weighted
                                                                                                          Average
                                 1987 Plan        1994 Plan         1997 Plan           Total          Exercise Price
                              --------------    --------------    --------------    --------------    --------------
Outstanding at May 31, 1998            8,333            45,883           862,046           916,212    $         1.42
         Granted                           0                 0         2,304,162         2,304,162              1.03
         Exercised                         0                 0                 0                 0                 0
         Cancelled                         0                 0          (146,943)         (146,943)            (1.15)
                              --------------    --------------    --------------    --------------    --------------

Outstanding at May 31, 1999            8,333            45,883         3,019,265         3,073,431              1.14
         Granted                           0                 0         1,986,279         1,986,279              2.25
         Exercised                         0                 0           907,868           907,868              1.02
         Cancelled                    (8,333)          (12,500)       (1,685,212)       (1,706,045)            (1.20)
                              --------------    --------------    --------------    --------------    --------------
Outstanding at May 31, 2000                0            33,333         2,412,464         2,445,797    $         2.04
                              ==============    ==============    ==============    ==============    ==============

As of May 31, 2000 outstanding options covering 2,445,797 shares were exercisable at prices ranging from $0.01 to $7.13 per share.

                                 Number               Average              Weighted
     Range of                  Outstanding            Remaining             Average
 Exercise Prices               May 31,2000              Life             Exercise Price
-----------------              -----------            ---------          --------------
$  0.01  -   1.50               1,578,390                 4.2                  $0.86
$  1.51  -   3.00                 114,557                 4.2                   2.71
$  3.01  -   5.00                 477,850                 4.6                   3.47
$  5.01  -   7.13                 275,000                 4.7                   6.07
-----------------              -----------            ---------          --------------
$  0.01  -   7.13               2,445,797                 4.3                  $2.04
=================              ===========            =========          ==============

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

                                                           2000               1999
                                                           ----               ----
Net loss - as reported                                  $ (3,899,987)     $ (4,469,376)
Net loss - pro forma                                    $ (4,269,155)     $ (4,674,364)

Net loss per share - basic and diluted, as reported     $      (0.28)     $      (0.52)
Net loss per share - basic and diluted, pro forma       $      (0.30)     $      (0.55)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                            2000     1999
                                                            ----     ----
      Dividend yield                                           0%       0%
      Risk-free interest rate                                6.5%     6.2%
      Expected volatility                                     80%      60%
      Expected lives                                           4        4

      Weighted-average fair value of options granted
      using the Black-Scholes option pricing model         $1.58    $0.53

Warrants to Purchase Common Stock

         At May 31, 2000, the Company had a total of 618,241 outstanding warrants for the purchase of the Company's common stock. Exercise prices ranged from $1.03 to $5.50 per share, with the price and shares of certain warrants subject to adjustment for anti-dilution provisions. Warrants expire at various times from December 2000 through February 2005. These warrants have a weighted-average exercise price of $1.32. In fiscal 2000, the Company issued a warrant for 25,000 shares of Common Stock to an employee at $5.50, which was the fair market value on the date of grant. There were no warrants issued in fiscal 1999.


NOTE 7 - SIGNIFICANT CUSTOMERS

         During the fiscal year ended May 31, 2000, three customers accounted for $162,735 (48.2%) of total revenues.

                  Customer A   18.6%
                  Customer B   18.6%
                  Customer C   11.0%

During the fiscal year ended May 31, 1999, two customers accounted for $110,544 (29.7%) of total revenues.

                  Customer D   17.8%
                  Customer E   11.9%

NOTE 8 - EXPORT SALES

         During the fiscal year ended May 31, 2000, export sales to customers in Canada accounted for $87,063 (25.8%) of total revenues. During the fiscal year ended May 31, 1999, export sales to customers in Canada accounted for $67,083 (18.0%) of total revenues.