Form 10QSB
period 2000-08-31
PURCHASESOFT INC
filed 2000-10-11
CIK 727063

-------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

    /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended August 31, 2000

    / /  Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from           to
                                   ----------  ---------------

Commission File Number 0-11791

                               PURCHASESOFT, INC.
                               ------------------
           (Name of Small Business Issuer as Specified in Its Charter)

             DELAWARE                                13-2897997
---------------------------------              ----------------------
  (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                               ONE RESEARCH DRIVE
                                   SUITE 100 B
                              WESTBOROUGH, MA 01581
                           ---------------------------
                    (Address of Principal Executive Offices)

                                 (508) 599-1300
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes   /X/                       No   / /

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                   CLASS                   OUTSTANDING AT OCTOBER 10, 2000
-----------------------------------------  -------------------------------
         COMMON STOCK, PAR VALUE                  14,773,046 SHARES
             $0.01 PER SHARE

                               PURCHASESOFT, INC.

                                      INDEX


 ITEM                                                                                           PAGE
NUMBER                                                                                         NUMBER
------                                                                                         ------
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                      Balance Sheets as of August 31, 2000 and May 31, 2000................        3

                      Statements of Operations for the three months ended
                      August 31, 2000 and August 31, 1999..................................        4

                      Statements of Cash Flows for the three months ended
                      August 31, 2000 and August 31, 1999..................................        5

                      Notes to the Financial Statements....................................      6-8

     Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations ...........................................     8-13


PART II.          OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K ........................................       14

     Signatures       .....................................................................       14

PART I.      FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS
                COMPANY FOR WHICH REPORT IS FILED: PURCHASESOFT, INC. (THE "COMPANY")


                               PURCHASESOFT, INC.
                                 BALANCE SHEETS

                                                     (Unaudited)
                                                   August 31, 2000              May 31, 2000
                                                  --------------------        ------------------
Assets

Current Assets
   Cash and cash equivalents                      $      3,648,338              $     4,992,306
   Accounts receivable, net                                 45,536                       12,709
   Prepaid expenses and other current assets               204,054                      149,940
                                                    ---------------               --------------
Total Current Assets                                     3,897,928                    5,154,955
                                                    ---------------               --------------

Property and equipment, net                                772,169                      460,408
                                                    ---------------               --------------

Other Assets
   Security deposits                                       266,946                      297,269
                                                    ---------------               --------------
Total Other Assets                                         266,946                      297,269
                                                    ---------------               --------------

Total Assets                                      $      4,937,043              $     5,912,632
                                                    ===============               ==============

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
   Accounts payable                               $        102,931              $       126,893
   Current obligations under capital leases                120,028                       50,002
   Accrued expenses                                        585,493                      509,493
   Deferred revenues                                        41,004                       52,881
                                                    ---------------               --------------
Total Current Liabilities                                  849,456                      739,269
                                                    ---------------               --------------

Noncurrent Obligations
   Note payable with a related party                     5,000,000                    5,000,000
   Noncurrent obligations under capital leases             193,592                       42,460
                                                    ---------------               --------------
Total Noncurrent Obligations                             5,193,592                    5,042,460
                                                    ---------------               --------------

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $0.01 par value, 25,000,000
   shares authorized, 14,733,046 and 14,730,549
   issued and outstanding respectively                     147,330                      147,305
Additional paid-in-capital                              25,376,747                   25,375,283
Accumulated deficit                                    (26,541,050)                 (25,302,653)
                                                    ---------------               --------------
                                                        (1,016,973)                     219,935

Less treasury stock (4,780 shares) at cost                 (89,032)                     (89,032)
                                                    ---------------               --------------
Total Stockholders' Equity (Deficit)                    (1,106,005)                     130,903
                                                    ---------------               --------------

Total Liabilities and Stockholders' Equity
   (Deficit)                                      $      4,937,043              $     5,912,632
                                                    ===============               ==============

                 See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                            FOR THE THREE MONTHS ENDED
                                      ---------------------------------------
                                         August 31,            August 31,
                                            2000                  1999
                                      ----------------     ------------------
Net revenues:
   Product                            $       25,000        $       39,975
   Services                                   38,176                62,863
                                        -------------         -------------
Total net revenues                            63,176               102,838
                                        -------------         -------------

Costs and expenses:
   Cost of product revenues                    7,000                    33
   Cost of service revenues                   65,172                83,078
   Sales and marketing                       217,972               320,232
   General and administrative                714,406               485,959
   Research and development                  279,896               246,703
                                        -------------         -------------
Total costs and expenses                   1,284,446             1,136,005
                                        -------------         -------------

Operating loss                            (1,221,270)           (1,033,167)

Interest income (expense)                    (17,126)               37,684
                                        -------------         -------------

Net loss                              $   (1,238,396)       $     (995,483)
                                        =============         =============


Net loss per common share
   (Basic and diluted)                $        (0.08)       $        (0.07)
                                        =============         =============


Weighted average
   shares outstanding                     14,731,742            13,807,015
                                        =============         =============

                 See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                         FOR THE THREE MONTHS ENDED
                                                               -----------------------------------------------
                                                                 August 31, 2000           August 31, 1999
                                                               --------------------      ---------------------
Cash flows from operating activities:
   Net loss                                                      $  (1,238,396)           $      (995,483)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                     38,266                     19,178
      Provision for bad debts                                            1,264                      2,057
      (Gain)/Loss on Asset Disposition                                   1,278                        - -
      Stock compensation for shares issued for services                    - -                     15,000
   Changes in operating assets and liabilities:
      Accounts receivable                                              (34,091)                    27,546
      Prepaid expenses and other assets                                (54,114)                    30,680
      Accounts payable                                                 (23,962)                  (187,021)
      Accrued expenses                                                  76,000                    (93,172)
      Deferred revenue                                                 (11,877)                   (55,424)
                                                                   ------------             --------------
Net cash used in operating activities                               (1,245,632)                (1,236,639)
                                                                   ------------             --------------

Cash flows from investing activities:
   Additions to property and equipment                                (103,276)                   (13,439)
   Proceeds from disposition of assets                                   1,800                        - -
   Increase in security deposits                                        30,323                       (390)
                                                                   ------------             --------------
Net cash used in investing activities                                  (71,153)                   (13,829)
                                                                   ------------             --------------

Cash flows from financing activities:
   Net proceeds from exercise of option                                  1,488                        - -
   Payment of capital leases                                           (28,671)                   (11,710)
                                                                   ------------             --------------
Net cash used in financing activities                                  (27,183)                   (11,710)
                                                                   ------------             --------------

Net decreases in cash and cash equivalents                          (1,343,968)                (1,262,178)
Cash and cash equivalents, beginning of year                         4,992,306                  3,824,505
                                                                   ------------             --------------
Cash and cash equivalents, end of period                         $   3,648,338            $     2,562,327
                                                                   ============             ==============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $       6,364            $         2,581
   Cash paid for income taxes                                    $          --            $            --
                                                                   ============             ==============

Supplemental disclosure of non-cash transaction:
   Capital lease obligation incurred                             $     249,829            $           - -
                                                                   ============             ==============

                 See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2000


         NOTE 1.  GENERAL INFORMATION:

         The Financial Statements included herein have been prepared by the Company without audit except the May 31, 2000 balance sheet, which was audited. The Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. These statements do not include all information required by Generally Accepted Accounting Principles to be included in a full set of Financial Statements. These Financial Statements should be read in conjunction with the May 31, 2000 Financial Statements and notes thereto included in the Company's latest report on Form 10-KSB.

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

         Accounts receivable is presented net of an allowance for uncollectible accounts of $37,154 and $35,890 at August 31, 2000 and May 31, 2000,
respectively. Bad debt expense is recorded in general and administrative expenses.

         (c)      Research and Development

         The Company is engaged in research and development activities in the area of computer software. In accordance with generally accepted accounting principles, costs incurred prior to determination of technological feasibility are considered research and development and expensed as incurred. Technological feasibility is determined after a working model has been completed. Capitalized costs are amortized over the shorter of an economic life of one to three years or the proportion of current period product revenues to total expected product revenues. During the first quarter of fiscal 2001, the Company's research and development costs primarily relate to software development during the period prior to technological feasibility and have been charged to expense as incurred. Costs otherwise capitalizable after technological feasibility is achieved have also been expensed because they have been insignificant.

         (d)      Cash and Cash Equivalents

         The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents for financial statement purposes.

         (e)      Property and Equipment

         Property and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operations over the estimated useful lives of the related assets, generally five to seven years, using the straight-line method. Depreciation and amortization expense was $38,266 and $19,178 for the three months ended August 31, 2000, and August 31, 1999, respectively.

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

         (g)      Loss Per Common Share

         The Company accounts for income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of Common Stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Shares excluded from diluted earnings per share totaled 3,321,709 and 3,964,546 on August 31, 2000 and 1999, respectively.

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

         (i)      Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes a new model for accounting for derivatives and hedging activities. Under SFAS No. 133, all derivatives must be recognized as SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment of FASB Statement No. 133" which amends certain aspects of SFAS No.
133. The adoption of SFAS No. 133 and SFAS No. 138, which are both effective for the Company on June 1, 2001, are not expected to have a significant impact on the Company's financial position or results of operations.

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


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, this Quarterly Report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, (i) the Company's belief in the growth of the e-Procurement and e-Commerce systems software and services market and (ii) expectations for the Company's strategy and future performance. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the following risks and uncertainties: (i) the Company's history of losses and accumulated deficit, limited revenues, and the uncertainty of future profitability; (ii) capital requirements; (iii) the uncertainty of market acceptance of the Company's products; (iv) new management and ability to recruit sales, service, and implementation personnel; (v) the intense competition in the software field;
(vi) rapid technological change and new products; (vii) dependence on a single product-line; (viii) new product development and functionality enhancements;
(ix) fluctuations in quarterly operating results; and (x) intellectual property and proprietary rights. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed under the caption "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2000. The forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-QSB, and the Company cautions readers not to place undue reliance on such statements.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2000 AND 1999

OVERVIEW

         The Company reported a net loss for the quarter of $1,238,396.

         On August 14, 2000, the Company announced changes in its senior management. Current board member, Donald S. LaGuardia was appointed interim President and CEO. Jeffrey Pinkerton was appointed Vice Chairman and Chief Product Strategist. Mr. LaGuardia is a member of L-R Managers, LLC, the general partner of L-R Global Partners, LP, the majority stockholder in PurchaseSoft. He has served as a director of the Company since June 1998 and chairs the Company's audit committee. Mr. LaGuardia was an auditor and then a consultant with PricewaterhouseCoopers from 1987 to 1991. From 1991 to 1997 he held various managerial positions with BMW of North America, Inc. until he left in 1997 to join L-R Global Partners, L.P. Mr. Pinkerton will focus on product strategy and at the same time undertake a more active role in the promotion of the Company's products and solutions. He has been associated with PurchaseSoft and has held various positions within the Company since 1987, when it first began marketing its computer-based purchasing system.


REVENUES

TOTAL REVENUES

         Total revenues, which includes product and service revenues, for the three months ended August 31, 2000, was $63,176 compared to $102,838 for the three months ended August 31, 1999, a decrease of $39,662, or 38.6%.

PRODUCT REVENUES

         Product revenues for the three months ended August 31, 2000 was $25,000 compared to $39,975 for the three months ended August 31, 1999, a decrease of $14,975, or 37.5%. During the three months ended August 31, 2000, the Company added one new customer and delivered one PurchaseSoft-TM-software system. In the three months ended August 31, 1999, the Company also added one new customer and delivered one PurchaseSoft-TM- software system. During the three month period ended August 31, 1999, the Company was marketing and selling PurchaseSoft-TM-, a two-tier, 32-bit client server based solution. The target market for this solution was the middle market, principally in North America. In October 1999, the Company began marketing and selling its new flagship product, PurchaseSmart-TM-/SourceSmart-TM-, written in Java and HTML. This new product is priced substantially higher than the PurchaseSoft-TM- product and is being marketed aggressively throughout North America, Europe and Asia. The Company has made no sales of its PurchaseSmart-TM-/SourceSmart-TM- software solution to date. In December 1999, the Company changed its method of distribution from a direct sales based model to one based primarily on resellers and strategic partnerships. The Company believes that this method of distribution will be successful but that it will take some time to implement.

SERVICE REVENUES

         Professional service revenues for the three months ended August 31, 2000 were $6,500 compared to $27,775 for the three months ended August 31, 1999, a decrease of $21,275, or 76.6%. This decrease results from a combination of two factors. The first factor is the relationship of service revenues generated by product revenues, both in terms of absolute dollars and percentages. In the three months ended August 31, 2000, service revenues generated by product revenues were $6,500, or 26.0% of product revenues, compared to $15,000 in service revenues, or 37.5% of product revenues, for the three months ended August 31, 1999, a decrease of $8,500 or 56.7%. The second factor is the service revenues generated from existing customers. In the three months ended August 31, 2000, the Company did not generate any service revenues from existing customers whereas it generated $12,775 in service revenues from existing customers for the three months ended August 31, 1999, a decrease of $12,775, or 100.0%.

         Maintenance revenues for the three months ended August 31, 2000 were $31,676 compared to $35,088 for the three months ended August 31, 1999, a decrease of $3,412 or 9.7%. The following table shows maintenance revenues generated for each of the products being supported during the period noted:


                                               CAP                GTPP             PurchaseSoft          Total
                                               ---                ----             ------------          -----
Three months ended 8/31/00                   $      0            $  7,741            $ 23,935           $ 31,676
Three months ended 8/31/99                   $    312            $ 27,458            $  7,318           $ 35,088

Dollar change                                ($   312)           ($19,717)           $ 16,617           ($ 3,412)
Percentage change                             (100.0%)             (71.8%)             227.1%              (9.7%)

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

         In the three months ended August 31, 2000, maintenance revenues associated with products that were no longer being supported or being phased out were down $20,029 as compared to the three month period ended August 31, 1999. In contrast, the Company's maintenance revenues on its PurchaseSoft-TM- product increased by $16,617, or 227.1%, over the three months ended August 31, 1999.

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

COSTS AND EXPENSES

COST OF PRODUCT REVENUES

         Cost of product revenues for the three months ended August 31, 2000 was $7,000 compared to $33 for the three months ended August 31, 1999, an increase of $6,967, or 21112.1%. The PurchaseSoft-TM- system sold in the three months ended August 31, 2000 included our WebQUOTE-TM- product, which requires the use of third party software, which the Company licenses. The $7,000 incurred in this current period is the royalty due for third party software. The cost of product revenues have generally been insignificant in relation to product revenues. In the event that the Company relies on third party software as an increasing component of its total software solution, royalties and other costs associated with the licensing of this third party software may become significant. There were no third party royalties in the three months ended August 31, 1999.

COST OF SERVICE REVENUES

         Cost of service revenues for the three months ended August 31, 2000 were $65,172 compared to $83,078 for the three months ended August 31, 1999, a decrease of $17,906, or 21.6%. Accounting for the majority of this decrease was compensation and benefit expenses, which decreased $18,637. The Company opened its new customer support operation in Roseland, New Jersey in June 2000 and phased out customer support from its Edina, Minnesota location as of the end of July 2000. Headcount averaged approximately three personnel during both periods, however the staff in the new location had an overall lower average compensation program, which accounts for the lower compensation and benefit expenses. The Company intends to continue to build its customer support infrastructure in order to offer its customers timely, thorough and accurate support and professional services. Most of these costs are fixed and therefore may bear no variable relationship to service revenues in the short term. The Company expects that cost of service revenues will continue to increase in absolute dollars, and that they are likely to grow in proportional terms, at a faster rate than the related service revenue, until such time as revenues grow and reach full utilization of the costs used to produce them.

SALES AND MARKETING

         Sales and marketing expenses for the three months ended August 31, 2000 were $217,972 compared to $320,232 for the three months ended August 31, 1999, a decrease of $102,260, or 31.9%.

           Sales expenses decreased from $203,264 for the three months ended August 31, 1999 to $87,110 for the three months ended August 31, 2000, a decrease of $116,154, or 57.1%. Compensation and benefit expenses decreased $139,967 resulting from the restructuring of the Company's primary method of distribution in December 1999 from a direct sales force to an indirect sales force using resellers and partners, which resulted in many of the direct sales positions being eliminated. During the three months ended August 31, 2000, the Company had an average of two sales personnel compared to an average of seven personnel during the three month period ended August 31, 1999. Offsetting this decrease in part was an increase of $32,694 in connection with hosting fees the Company pays to provide product demonstrations to prospects.

          Marketing expenses increased from $116,968 for the three months ended August 31, 1999 to $130,862 for the three months ended August 31, 2000, an increase of $13,894, or 11.9%. Compensation and benefit expenses increased $24,233, which reflects an increased average headcount of nearly four personnel for the three months ended August 31, 2000 compared to an average of one person for the three months ended August 31, 1999. Offsetting this increase in part was a decrease of $10,264 in marketing consulting fees, advertising and promotion expenses. The Company expects to incur significant sales and marketing expenses in future periods.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the three months ended August 31, 2000 were $714,406 compared to $485,959 for the three months ended August 31, 1999, an increase of $228,447, or 47.0%. Compensation and benefit expenses increased $26,414. Headcount averaged approximately eleven personnel in the three months ended August 31, 2000 compared to approximately ten personnel for the three months ended August 31, 1999. Travel expenses increased $64,452 reflecting trips made by executives in developing its indirect distribution network of resellers, alliance partners and key prospects. Relocation expenses associated with moving several employees from remote offices to the new corporate headquarters in Westborough, Massachusetts as well as moving and reinstalling equipment from the old offices to the new corporate headquarters totaled $39,953. Depreciation expense increased $11,994 resulting from new capital additions. Occupancy costs increased $64,820 resulting from increased rent associated with the new corporate headquarters in Westborough, Massachusetts and the Company's new facility in Roseland, New Jersey. The Company experienced duplicate rent for the three months ended August 31, 2000 as it had employees at both the new and former corporate headquarters during this period. The lease on the former corporate headquarters in Edina, Minnesota expired on August 31, 2000 and the Company has entered into a one year lease for approximately 800 square feet of office space for three employees who remain in Minnesota.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the three months ended August 31, 2000 were $279,896 compared to $246,703 for the three months ended August 31, 1999, an increase of $33,193, or 13.5%. The Company invested an additional $59,278 in exploring and testing new technologies during the three months ended August 31, 2000 compared to the prior period. Amortization expense of $6,683 relating to purchased software being incorporated in the development of the Company's supplier exchange was incurred in the three months ended August 31, 2000. Offsetting these increases in part was a decrease in compensation and benefit expenses of $36,895, which was primarily due to the elimination of contracted development costs and a reduction in average headcount from approximately eleven personnel for the three months ended August 31, 1999 to ten personnel for the three month period ended August 31, 2000. The Company intends to make continual and substantial investments in its research and development activities to keep the Company's software solutions at the leading edge of e-Procurement and e-Commerce offerings.

NET INTEREST INCOME/EXPENSE

         Net interest income for the three months ended August 31, 1999 was $37,684 compared to net interest expense of $17,126 for the three months ended August 31, 2000, a decrease of $54,810. Interest expense increased $79,439 primarily due to the interest accrued to L-R Global Partners, L.P. on their demand promissory note. Interest income increased $24,629 due to average higher cash balances.

NET LOSS

         For the three months ended August 31, 2000, the Company reported a net loss of $1,238,396 (or $0.08 per share) as compared with a net loss of $995,483 (or $0.07 per share) for the three months ended August 31, 1999. The loss for the three months ended August 31, 2000 increased over the loss for the three months ended August 31, 1999, by $242,913. This increased loss is primarily attributable to an increase in general and administrative expenses of $228,447, a decrease in net interest income of $54,810 and a decrease in revenues of $39,662, which were offset in part by a decrease in sales and marketing expenses of $102,260.

         The increase in the loss per share results from the higher net loss of $242,913 in the three months ended August 31, 2000 and was offset in part by an increase in the average outstanding shares during the three months ended August 31, 2000 to 14,731,742 from 13,807,015 for the three months ended August 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

         As of August 31, 2000, the Company had cash and cash equivalents totaling $3,648,338 and working capital of $3,048,472. The Company used $1,245,632 of cash in operating activities during the three months ended August 31, 2000 of which $1,238,396 was the net loss for the period. The Company used $71,153 of cash in investing activities during the three months ended August 31, 2000 to acquire property and equipment totalling $103,276 and was offset by a refund of $30,323, which reduced its security deposits relating to the expiration of its leased office space in Edina, Minnesota. The Company used $27,183 of cash in financing activities during the three months ended August 31, 2000 primarily for capital lease payments.

         In March 2000, the Company borrowed $5,000,000 from L-R Global Partners, LP and signed a demand promissory note in return. Under the terms of this note, the Company must repay the principal and interest due at any time upon the demand of L-R Global. Subsequently, L-R Global issued to the Company a letter, which stated that they would not demand repayment prior to September 15, 2001. Accordingly, the Company has classified this note payable as non-current in its balance sheet dated August 31, 2000. Proceeds from the demand promissory note are being used to fund the Company's sales and marketing activities, product development initiatives, customer support, and other general operating expenses.

         The Company made $353,105 in capital expenditures during the three months ended August 31, 2000, including assets acquired under capital leases as compared with $13,439 in the three months ended August 31, 1999. The most significant asset acquired was a software license the Company is using in building its supplier exchange solution. The cost of this license was $267,309, of which the Company paid $17,480 in cash and entered into a capital lease for the balance of $249,829. The terms of this lease require the Company to pay $8,053 per month for thirty-six months and has an effective interest rate of approximately 9.9%. The Company had no significant commitments as of August 31, 2000 for capital expenditures.

         The Company believes that its existing capital resources and revenue from future software sales and services will be sufficient to fund its planned operating expenses and capital requirements for the next twelve months. At August 31, 2000, the Company reported a Stockholders' deficit of $1,106,005. This reflects the classification of the $5,000,000 investment by L-R Global Partners, L.P. in March 2000 as long-term debt. The Company expects continuing losses, which will cause the deficit equity to continue to grow should the Company not raise new equity capital. The Company recognizes that to be competitive it must raise additional equity capital to accelerate its sales and marketing programs and to establish a stronger financial position. The Company is pursuing two primary capital raising strategies to raise this growth capital: In the short term, the Company's strategy is to seek a strategic partnership with an established technology company that could provide the necessary growth capital as well as technology expertise, a reseller network and an installed customer base into which the Company could market its products. As a strategy for the mid-term, the Company might seek to raise additional funds through public or private debt or equity financings, including, but not limited to, another rights offering. In the event that the Company conducts another rights offering, L-R Global Partners, L.P. has given the Company a written commitment to purchase up to $5,000,000 of the Company's Common Stock in a rights offering and pay for its purchase by canceling the debt that the Company owes to L-R Global Partners, L.P. should other financing options not be available.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         10.1 Management consulting agreement dated as of August 15, 2000 by and between PurchaseSoft, Inc. and Donald LaGuardia.

         27.1    Financial Data Schedule filed herewith

    (b)  Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             PURCHASESOFT, INC.



Date:  October 11, 2000      By:    /s/  Donald S. LaGuardia
                                --------------------------------------------
                             Name:  Donald S. LaGuardia
                             Title: President and Chief Executive Officer




Date:  October 11, 2000      By:    /s/  Philip D. Wolf
                                --------------------------------------------
                             Name:  Philip D. Wolf
                             Title: Treasurer, Chief Financial Officer
                                    and Assistant Secretary