Form 10QSB
period 2000-11-30
PURCHASESOFT INC
filed 2001-01-16
CIK 727063

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

    /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended November 30, 2000

    / /  Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from           to
                                  -----------  ------------
Commission File Number 0-11791

                               PURCHASESOFT, INC.
                               ------------------
           (Name of Small Business Issuer as Specified in Its Charter)

             DELAWARE                                    13-2897997
----------------------------------          ------------------------------------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                               ONE RESEARCH DRIVE
                                   SUITE 100 B
                              WESTBOROUGH, MA 01581
                      ------------------------------------
                    (Address of Principal Executive Offices)

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

              Yes   /X/                                 No   / /

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  CLASS                     OUTSTANDING AT JANUARY 8, 2000
 ------------------------------------       ------------------------------
         COMMON STOCK, PAR VALUE                 14,894,060 SHARES
            $0.01 PER SHARE

                               PURCHASESOFT, INC.

                                      INDEX

  ITEM                                                                                                           PAGE
NUMBER                                                                                                          NUMBER
-------                                                                                                        --------
PART I.           FINANCIAL INFORMATION
     Item 1.      Financial Statements

                      Balance Sheets as of November 30, 2000 and May 31, 2000.............................        3

                      Statements of Operations for the three and six months ended
                      November 30, 2000 and November 30, 1999.............................................        4

                      Statements of Cash Flows for the three and six months ended
                      November 30, 2000 and November 30, 1999.............................................        5

                      Notes to the Financial Statements...................................................      6-8

     Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations ..........................................................     9-18


PART II.          OTHER INFORMATION

     Item 2.      Changes in Securities...................................................................       18

     Item 4.      Submission of Matters to a Vote of Security Holders.....................................       19

     Item 6.      Exhibits and Reports on Form 8-K .......................................................       19

     Signatures       ....................................................................................       20

PART I.      FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS
           COMPANY FOR WHICH REPORT IS FILED: PURCHASESOFT, INC. (THE "COMPANY")

                               PURCHASESOFT, INC.
                                 BALANCE SHEETS

                                                                       (Unaudited)
                                                                    November 30, 2000                 May 31, 2000
                                                                  ----------------------------       ---------------------
Assets

Current Assets
   Cash and cash equivalents                                      $          2,065,838              $        4,992,306
   Accounts receivable, net                                                     99,919                          12,709
   Prepaid expenses and other current assets                                   424,629                         149,940
                                                                    -------------------               -----------------
Total Current Assets                                                         2,590,386                       5,154,955
                                                                    -------------------               -----------------

Property and equipment, net                                                    841,996                         460,408
                                                                    -------------------               -----------------

Other Assets
   Security deposits                                                           267,361                         297,269
                                                                    -------------------               -----------------
Total Other Assets                                                             267,361                         297,269
                                                                    -------------------               -----------------

Total Assets                                                      $          3,699,743              $        5,912,632
                                                                    ===================               =================

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
   Accounts payable                                               $            295,388              $          126,893
   Current obligations under capital leases                                    117,723                          50,002
   Accrued expenses                                                            713,327                         509,493
   Deferred revenues                                                            59,706                          52,881
                                                                    -------------------               -----------------
Total Current Liabilities                                                    1,186,144                         739,269
                                                                    -------------------               -----------------

Noncurrent Obligations
   Note payable with a related party                                         5,000,000                       5,000,000
   Noncurrent obligations under capital leases                                 166,599                          42,460
                                                                    -------------------               -----------------
Total Noncurrent Obligations                                                 5,166,599                       5,042,460
                                                                    -------------------               -----------------

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $0.01 par value, 50,000,000
   shares authorized, 14,784,046 and 14,730,549
   issued and outstanding respectively                                         147,840                         147,305
Additional paid-in-capital *                                                28,924,448                      28,575,283
Accumulated deficit *                                                      (31,636,256)                    (28,502,653)

                                                                    -------------------               -----------------
                                                                            (2,563,968)                        219,935

Less treasury stock (4,780 shares) at cost                                     (89,032)                        (89,032)
                                                                    -------------------               -----------------
Total Stockholders' Equity (Deficit)                                        (2,653,000)                        130,903
                                                                    -------------------               -----------------

Total Liabilities and Stockholders' Equity (Deficit)              $          3,699,743              $        5,912,632
                                                                    ===================               =================

   * Equity elements have been revised to reflect the beneficial conversion feature associated with debt issued in fiscal 1998; see note 1.

                 See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                            FOR THE THREE MONTHS ENDED                       FOR THE SIX MONTHS ENDED
                                      ---------------------------------------          -------------------------------------
                                        November 30,          November 30,              November 30,          November 30,
                                            2000                  1999                      2000                  1999
                                      -----------------     -----------------          ----------------      ---------------
Net revenues:
   Product                             $       26,060       $       71,180             $       51,060        $      111,155
   Services                                    76,291               67,178                    114,467               130,041
                                         -------------        -------------              -------------         -------------
Total net revenues                            102,351              138,358                    165,527               241,196
                                         -------------        -------------              -------------         -------------

Costs and expenses:
   Cost of product revenues                     7,000                  432                     14,000                   465
   Cost of service revenues                   123,332               93,614                    188,504               176,692
   Sales and marketing                        292,653              419,104                    510,625               739,336
   General and administrative                 813,849              428,372                  1,528,255               914,331
   Research and development                   722,728              228,427                  1,002,624               475,130
                                         -------------        -------------              -------------         -------------
Total costs and expenses                    1,959,562            1,169,949                  3,244,008             2,305,954
                                         -------------        -------------              -------------         -------------

Operating loss                             (1,857,211)          (1,031,591)                (3,078,481)           (2,064,758)

Interest income (expense)                     (37,996)              21,315                    (55,122)               58,999
                                         -------------        -------------              -------------         -------------

Net loss                               $   (1,895,207)       $  (1,010,276)             $  (3,133,603)        $  (2,005,759)
                                         =============        =============              =============         =============


Net loss per common share
   (Basic and diluted)                 $        (0.13)       $       (0.07)             $       (0.21)        $       (0.15)
                                         =============        =============              =============         =============


Weighted average
   shares outstanding                      14,768,826           13,807,015                 14,750,183            13,807,015
                                         =============        =============              =============         =============

                       See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                        FOR THE SIX MONTHS ENDED
                                                                ------------------------------------------
                                                                November 30, 2000       November 30,  1999
                                                                -----------------       ------------------
Cash flows from operating activities:
   Net loss                                                      $  (3,133,603)            $   (2,005,759)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                     77,272                     42,757
      Provision for bad debts                                            3,311                      4,823
      (Gain)/Loss on Asset Disposition                                   1,277                        - -
      Stock issued for services                                            - -                     30,000
      Options granted for services                                     165,119                        - -
      Stock to be issued for services                                   45,000                        - -
   Changes in operating assets and liabilities:
      Accounts receivable                                              (90,521)                     42,077
      Prepaid expenses and other assets                               (156,747)                     23,417
      Accounts payable                                                 168,495                    (100,691)
      Accrued expenses                                                 158,834                    (127,035)
      Deferred revenue                                                   6,825                     (17,675)
                                                                   ------------             --------------
Net cash used in operating activities                               (2,754,738)                 (2,108,086)
                                                                   ------------             --------------

Cash flows from investing activities:
   Additions to property and equipment                                (212,108)                  (113,701)
   Proceeds from disposition of assets                                   1,800                        - -
   (Increase)/decrease in security deposits                             29,908                       (390)
                                                                   ------------             --------------
Net cash used in investing activities                                 (180,400)                  (114,091)
                                                                   ------------             --------------

Cash flows from financing activities:
   Net proceeds from exercise of options/warrants                       66,639                        - -
   Payment of capital leases                                           (57,969)                   (25,705)
                                                                   ------------             --------------
Net cash used in financing activities                                    8,670                    (25,705)
                                                                   ------------             --------------

Net decreases in cash and cash equivalents                          (2,926,468)                (2,247,882)
Cash and cash equivalents, beginning of year                         4,992,306                  3,824,505
                                                                   ------------             --------------
Cash and cash equivalents, end of period                         $   2,065,838            $     1,576,623
                                                                   ============             ==============


Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $      14,438            $         6,369
                                                                   ============             ==============

Supplemental disclosure of non-cash transaction:
   Capital lease obligation incurred                             $     249,829            $        76,946
                                                                   ============             ==============

                               See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000
                                -----------------

         NOTE 1.  GENERAL INFORMATION:

         The Financial Statements included herein have been prepared by the Company without audit except the May 31, 2000 balance sheet, which was audited. The Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. The Company has revised the historical amounts of additional paid-in-capital and accumulated deficit to reflect the beneficial conversion feature associated with debt issued in fiscal 1998. The effect of the revision was to increase additional paid-in-capital by $3,200,000, with an offsetting increase in accumulated deficit. The adjustment had no effect on reported earnings or earnings per share for fiscal 1999, fiscal 2000 or the periods presented herein. These statements do not include all information required by Generally Accepted Accounting Principles to be included in a full set of Financial Statements. These Financial Statements should be read in conjunction with the May 31, 2000 Financial Statements and notes thereto included in the Company's latest report on Form 10-KSB.

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

         (b)      Revenue Recognition and Accounts Receivable

         The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9. The Company recognizes software license revenue at the point when evidence of an arrangement exists, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection of the related receivable is considered probable. In multiple-element software arrangements that include rights to multiple software products, maintenance or services, the Company allocates the total arrangement fee using the residual method. Under the residual method, the fair value of the undelivered maintenance and services elements, as determined based on vendor-specific objective evidence, is deferred and the remaining (residual) arrangement fee is recognized as software product revenue. In multiple-element software arrangements where there is no vendor-specific objective evidence of fair value for the undelivered elements, the entire arrangement is recognized as the undelivered elements are delivered. Service revenues are comprised of revenues derived from software maintenance agreements and professional services. Maintenance fees are recorded as deferred revenue and recognized ratably over the maintenance period, which is usually twelve months. Professional service revenue is generally recognized as the services are performed.

         Accounts receivable is presented net of an allowance for uncollectible accounts of $39,201 and $35,890 at November 30, 2000 and May 31, 2000, respectively. Bad debt expense is recorded in general and administrative expenses.

         (c)      Research and Development

         The Company is engaged in research and development activities in the area of computer software. In accordance with generally accepted accounting principles, costs incurred prior to determination of technological feasibility are considered research and development and expensed as incurred. Technological feasibility is determined after a working model has been completed. Capitalized costs are amortized over the shorter of an economic life of one to three years or the proportion of current period product revenues to total expected product revenues. During the first half of fiscal 2001, the Company's research and development costs primarily relate to software development during the period prior to technological feasibility and have been charged to expense as incurred. Costs otherwise capitalizable after technological feasibility is achieved have also been expensed because they have been insignificant.

         (d)      Cash and Cash Equivalents

         The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents for financial statement purposes.

         (e)      Property and Equipment

         Property and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operations over the estimated useful lives of the related assets, generally five to seven years, using the straight-line method. Depreciation and amortization expense was $77,272 and $42,757 for the six months ended November 30, 2000 and 1999, respectively.

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

         (g)      Loss Per Common Share

         The Company accounts for income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of Common Stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Shares excluded from diluted earnings per share totaled 3,476,324 and 4,106,621 on November 30, 2000 and 1999, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, this Quarterly Report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, (i) the Company's belief in the growth of the e-Procurement and e-Commerce systems software and services market, (ii) expectations for the Company's strategy and future performance, and
(iii) the Company's expectation of additional funding. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the following risks and uncertainties: (i) the Company's history of losses and accumulated deficit, limited revenues, and the uncertainty of future profitability; (ii) capital requirements; (iii) the uncertainty of market acceptance of the Company's products; (iv) new management and ability to recruit sales, service, and implementation personnel; (v) the intense competition in the software field; (vi) rapid technological change and new products; (vii) dependence on a single product-line; (viii) new product development and functionality enhancements; (ix) fluctuations in quarterly operating results; and (x) intellectual property and proprietary rights. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed under the caption "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2000. The forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-QSB, and the Company cautions readers not to place undue reliance on such statements.


RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999

OVERVIEW

         The Company reported a net loss for the quarter of $1,895,207.

         On October 31, 2000, the Company announced its first major UK customer win for its Enterprise E-Procurement solution. The Company has signed a contract to implement its software at the RHM Partnership Division group of companies, part of the Rank Hovis McDougall, Ltd. ("RHM") organization. RHM is a milling and prepared foods conglomerate with annual sales of L1.7 billion. The Company is working jointly with IBM Global Services (United Kingdom) Limited ("IBM") to deliver this solution to RHM. IBM Principals and Senior Systems Professionals will assist PurchaseSoft's project team in this implementation and will manage the strategic sourcing, business process improvement, supplier adoption, technology management and training phases of the project. PurchaseSoft will provide overall project management, installation and implementation assistance and ongoing maintenance and support.

         On November 7, 2000, the Company announced the signing of an agreement with Origin Consulting Services, Inc. ("OCS"), an e-business consulting firm, headquartered in South Korea making OCS the official distribution partner in South Korea for the Company's e-procurement solutions. Under the terms of the agreement, OCS will exclusively market PurchaseSoft's e-procurement solutions and provide support and services to the South Korean market.

         On January 10, 2001, subsequent to the end of the quarter, the Company received a commitment letter from L-R Global Partners, L.P. to provide bridge financing of $5 million on or before January 31, 2001. This bridge financing will be in the form of a demand promissory note bearing interest at 6% per annum.

REVENUES

TOTAL REVENUES

         Total revenues, which includes product and service revenues, for the three months ended November 30, 2000, was $102,351 compared to $138,358 for the three months ended November 30, 1999, a decrease of $36,007, or 26.0%.

         Total revenues, which includes product and service revenues, for the six months ended November 30, 2000, was $165,527 compared to $241,196 for the six months ended November 30, 1999, a decrease of $75,669, or 31.4%.

PRODUCT REVENUES

         Product revenues for the three months ended November 30, 2000 were $26,060 compared to $71,180 for the three months ended November 30, 1999, a decrease of $45,120, or 63.4%. During the three months ended November 30, 2000, the Company added one new customer and delivered its first PurchaseSmart-TM- software system, which is written in JAVA and HTML. The terms of this sale calls for the software license and maintenance agreement to be paid in twelve installments, one each month and professional services to be paid in six installments, one each month. As such, this arrangement is deemed to have extended payment terms and is being accounted for on a ratable basis. In the three months ended November 30, 1999, the Company added two new customers and delivered two PurchaseSoft-TM- software systems.

         Product revenues for the six months ended November 30, 2000 was $51,060 compared to $111,155 for the six months ended November 30, 1999, a decrease of $60,095, or 54.1%. During the six months ended November 30, 2000, the Company added two new customers and delivered one PurchaseSoft-TM-software system and also delivered its first PurchaseSmart-TM- software system, which is written in JAVA and HTML. The terms of the PurchaseSmart-TM-sale calls for the software license and maintenance agreement to be paid in twelve installments, one each month and professional services to be paid in six installments, one each month. As such, this arrangement is deemed to have extended payment terms and is being accounted for on a ratable basis. In the six months ended November 30, 1999, the Company added three new customers and delivered three PurchaseSoft-TM- software systems.

SERVICE REVENUES

         Professional service revenues for the three months ended November 30, 2000 were $39,996 compared to $24,592 for the three months ended November 30, 1999, an increase of $15,404, or 62.6%. This increase results from a combination of two factors. The first factor is the relationship of service revenues generated by product revenues, both in terms of absolute dollars and percentages. In the three months ended November 30, 2000, service revenues generated by product revenues were $35,046, or 134.5% of product revenues, compared to $4,467 in service revenues, or 6.3% of product revenues, for the three months ended November 30, 1999, an increase of $30,579 or 684.5%. The second factor is the service revenues generated from existing customers. In the three months ended November 30, 2000, the Company generated $4,950 of service revenues from existing customers whereas it generated $20,125 in service revenues from existing customers for the three months ended November 30, 1999, a decrease of $15,175, or 75.4%.

         Maintenance revenues for the three months ended November 30, 2000 were $36,295 compared to $42,586 for the three months ended November 30, 1999, a decrease of $6,291 or 14.8%. The following table shows maintenance revenues generated for each of the products being supported during the period noted:

                                            CAP &
                                            GTPP              PURCHASESOFT          PURCHASESMART          TOTAL
                                            -----             ------------          -------------          -----
    Three months ended 11/30/00           $ 4,831              $  24,778                $  6,686          $36,295
    Three months ended 11/30/99           $24,101              $  18,485                $      0          $42,586

    Dollar change                        ($19,270)             $   6,293                $  6,686         ($ 6,291)
    Percentage change                     ( 80.0%)                 34.0%                   n/a             (14.8%)

CAP-TM- - Computer Aided Purchasing, DOS based system (Supported through December 31, 1999).

GTPP-TM- - GT PurchasePro, Two-tier, 16-bit client server based system (Supported generally through May 31, 2000, except for several specific customers who will be supported until their one year agreements expire).

PURCHASESOFT-TM- - Two-tier, 32-bit client server based system.

PURCHASESMART-TM- - JAVA/HTML based system.

         In the three months ended November 30, 2000, maintenance revenues associated with the CAP and GTPP products that were no longer being supported or being phased out were down $19,270 as compared to the three month period ended November 30, 1999. In contrast, the Company's maintenance revenues on its PurchaseSoft-TM- product increased by $6,293, or 34.0%, over the three months ended November 30, 1999. Maintenance on the Company's newest product, PurchaseSmart-TM- was $6,686 during the three months ended November 30, 2000. There was no maintenance revenue for the PurchaseSmart-TM- product for the three months ended November 30, 1999.

         Professional service revenues for the six months ended November 30, 2000 were $46,496 compared to $52,367 for the six months ended November 30, 1999, a decrease of $5,871, or 11.2%. This decrease results from a combination of two factors. The first factor is the relationship of service revenues generated by product revenues, both in terms of absolute dollars and percentages. In the six months ended November 30, 2000, service revenues generated by product revenues were $41,546, or 81.4% of product revenues, compared to $19,467 in service revenues, or 17.5% of product revenues, for the six months ended November 30, 1999, an increase of $22,079 or 113.4%. The second factor is the service revenues generated from existing customers. In the six months ended November 30, 2000, the Company generated $4,950 of service revenues from existing customers whereas it generated $32,900 in service revenues from existing customers for the six months ended November 30, 1999, a decrease of $27,950, or 85.0%.

         Maintenance revenues for the six months ended November 30, 2000 were $67,971 compared to $77,674 for the six months ended November 30, 1999, a decrease of $9,703 or 12.5%. The following table shows maintenance revenues generated for each of the products being supported during the period noted:

                                            CAP &
                                            GTPP              PURCHASESOFT          PURCHASESMART      TOTAL
                                            -----             ------------          -------------      ------
    Six months ended 11/30/00             $12,572              $  48,713                $   6,686     $ 67,971
    Six months ended 11/30/99             $51,871              $  25,803                $       0     $ 77,674

    Dollar change                        ($39,299)             $  22,910                $   6,686    ($  9,703)
    Percentage change                     ( 75.8%)                 88.8%                     n/a        (12.5%)

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

PURCHASESMART-TM- - JAVA/HTML based system.

         In the six months ended November 30, 2000, maintenance revenues associated with the CAP and GTPP products that were no longer being supported or being phased out were down $39,299 as compared to the six month period ended November 30, 1999. In contrast, the Company's maintenance revenues on its PurchaseSoft-TM- product increased by $22,910, or 88.8%, over the six months ended November 30, 1999. Maintenance on the Company's newest product, PurchaseSmart-TM- was $6,686 during the six months ended November 30, 2000. There was no maintenance revenue for the PurchaseSmart-TM- product for the six months ended November 30, 1999.

         Maintenance contracts for the GT PurchasePro-TM- and PurchaseSoft-TM-software products have been generally sold to customers for 15% of the software product list price for a one-year renewable term. Maintenance contracts for the PurchaseSmart-TM- software product are generally being sold to customers for 18% of the software list price for a one-year renewable term. The Company records payment of these maintenance contracts as deferred maintenance revenue and recognizes revenue on a pro-rata basis over the term of the contract. These contracts entitle the customer to telephone support and unspecified upgrades, as they become available. The Company believes that maintenance and support services are a very important component of the overall solution it is providing and intends to continue investing in the personnel and technical resources necessary to provide customers with state of the art maintenance and support services

COSTS AND EXPENSES

COST OF PRODUCT REVENUES

         Cost of product revenues for the three months ended November 30, 2000 was $7,000 compared to $432 for the three months ended November 30, 1999, an increase of $6,568, or 1520.4%. The PurchaseSmart-TM- system sold in the three months ended August 31, 2000 included third party software, which the Company licenses. The $7,000 incurred in this current period is the royalty due for third party software. The cost of product revenues has generally been insignificant in relation to product revenues. In the event that the Company relies on third party software as an increasing component of its total software solution, royalties and other costs associated with the licensing of this third party software may become significant. There were no third party royalties in the three months ended November 30, 1999.

         Cost of product revenues for the six months ended November 30, 2000 was $14,000 compared to $465 for the six months ended November 30, 1999, an increase of $13,535, or 2910.8%. The $14,000 incurred in the six month period ended November 30, 2000 is the royalty payments due for third party software. The cost of product revenues has generally been insignificant in relation to product revenues. In the event that the Company relies on third party software as an increasing component of its total software solution, royalties and other costs associated with the licensing of this third party software may become significant. There were no third party royalties in the six months ended November 30, 1999.

COST OF SERVICE REVENUES

         Cost of service revenues for the three months ended November 30, 2000 were $123,332 compared to $93,614 for the three months ended November 30, 1999, an increase of $29,718, or 31.7%. Compensation and benefit expenses increased $35,470 resulting from an increase of approximately two additional personnel during the three months ended November 30, 2000 as compared to the three months ended November 30, 1999. Travel expenses increased $11,836. Technical consulting fees decreased $19,376. The Company intends to continue to build its customer support infrastructure in order to offer its customers timely, thorough and accurate support and professional services. Most of these costs are fixed and therefore may bear no variable relationship to service revenues in the short term. The Company expects that cost of service revenues will continue to increase in absolute dollars, and that they are likely to grow in proportional terms, at a faster rate than the related service revenue, until such time as revenues grow and reach full utilization of the costs used to produce them.

         Cost of service revenues for the six months ended November 30, 2000 were $188,504 compared to $176,692 for the six months ended November 30, 1999, an increase of $11,812, or 6.7%. Compensation and benefit expenses increased $22,414 resulting from an increase of approximately one additional person during the six months ended November 30, 2000 as compared to the six months ended November 30, 1999. Travel expenses increased $20,284. Technical consulting fees decreased $36,796. The Company intends to continue to build its customer support infrastructure in order to offer its customers timely, thorough and accurate support and professional services. Most of these costs are fixed and therefore may bear no variable relationship to service revenues in the short term. The Company expects that cost of service revenues will continue to increase in absolute dollars, and that they are likely to grow in proportional terms, at a faster rate than the related service revenue, until such time as revenues grow and reach full utilization of the costs used to produce them.

SALES AND MARKETING.

         Sales and marketing expenses for the three months ended November 30, 2000 were $292,653 compared to $419,104 for the three months ended November 30, 1999, a decrease of $126,451, or 30.2%.

           Sales expenses decreased from $214,825 for the three months ended November 30, 1999 to $81,616 for the three months ended November 30, 2000, a decrease of $133,209, or 62.0%. Compensation and benefit expenses decreased $122,160 resulting from the restructuring of the Company's primary method of distribution in December 1999 from a direct sales force to an indirect sales force using resellers and partners, which resulted in many of the direct sales positions being eliminated. During the three months ended November 30, 2000, the Company had an average of three fewer sales personnel as compared to the three month period ended November 30, 1999. In the three month period ended November 30, 2000, travel expenses declined $6,350 over the prior period, an independent salesperson under contract was eliminated, saving $26,356 and recruiting fees were reduced by $8,176. Offsetting these decreases in part was an increase of $32,694 in connection with hosting fees the Company pays to provide product demonstrations to prospects.

          Marketing expenses increased slightly from $204,279 for the three months ended November 30, 1999 to $211,037 for the three months ended November 30, 2000, an increase of $6,758, or 3.3%. Compensation and benefit expenses increased $46,327 resulting from an average of approximately three additional marketing personnel for the three months ended November 30, 2000 as compared to the three months ended November 30, 1999. Offsetting this increase in part was a decrease of $43,883 in marketing consulting fees, advertising and promotion expenses. The Company expects to incur significant sales and marketing expenses in future periods.

         Sales and marketing expenses for the six months ended November 30, 2000 were $510,625 compared to $739,336 for the six months ended November 30, 1999, a decrease of $228,711, or 30.9%.

           Sales expenses decreased from $418,089 for the six months ended November 30, 1999 to $168,726 for the six months ended November 30, 2000, a decrease of $249,363, or 59.6%. Compensation and benefit expenses decreased $244,628 resulting from the restructuring of the Company's primary method of distribution in December 1999 from a direct sales force to an indirect sales force using resellers and partners, which resulted in many of the direct sales positions being eliminated. During the six months ended November 30, 2000, the Company had an average of four fewer sales personnel as compared to the six month period ended November 30, 1999. In the six month period ended November 30, 2000, travel expenses declined $9,928 over the prior period, an independent salesperson under contract was eliminated, saving $43,900 and recruiting fees were reduced by $7,901. Offsetting these decreases in part was an increase of $65,388 in connection with hosting fees the Company pays to provide product demonstrations to prospects.

          Marketing expenses increased slightly from $321,247 for the six months ended November 30, 1999 to $341,899 for the six months ended November 30, 2000, an increase of $20,652, or 6.4%. Compensation and benefit expenses increased $70,560 resulting from an average of approximately three additional marketing personnel for the six months ended November 30, 2000 as compared to the six months ended November 30, 1999. Offsetting this increase in part was a decrease of $54,147 in marketing consulting fees, advertising and promotion expenses. The Company expects to incur significant sales and marketing expenses in future periods.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the three months ended November 30, 2000 were $813,849 compared to $428,372 for the three months ended November 30, 1999, an increase of $385,477, or 90.0%. Travel expenses increased $87,587 in the three months ended November 30, 2000 over the three months ended November 30, 1999 reflecting trips made by executives in developing its indirect distribution network of resellers, alliance partners and key prospects. Also increasing in this three months ended November 30, 2000 were relocation expenses associated with moving several employees from remote offices to the new corporate headquarters in Westborough, Massachusetts as well as moving and reinstalling equipment from the old offices to the new corporate headquarters, which totaled $12,014. Depreciation expense also increased $9,201 resulting from new capital additions. General expenses increased $8,926 in the three months ended November 30, 2000 as compared to the three months ended November 30, 1999. Consulting compensation costs associated with a non-statutory option granted to Donald S. LaGuardia, the Company's recently appointed CEO was $165,119 in the three month period ended November 30, 2000. Legal and accounting fees increased $37,480 for the three months ended November 30, 2000 as compared to the three months ended November 30, 1999. Occupancy costs increased $31,365 for the three months ended November 30, 2000 resulting from increased rent associated with the new corporate headquarters in Westborough, Massachusetts and the Company's new facility in Roseland, New Jersey. Costs of the annual meeting of stockholders and other filing costs increased $22,274 in the three months ended November 30, 2000 primarily due to the timing of the annual meeting for the prior year, which was held in the third quarter of last fiscal year.

         General and administrative expenses for the six months ended November 30, 2000 were $1,528,255 compared to $914,331 for the six months ended November 30, 1999, an increase of $613,924, or 67.1%. Benefit expenses associated with the Company's 401K plan increased $10,251 in the six months ended November 30, 2000 reflecting six months participation as compared to one month participation for the six months ended November 30, 1999. The Company began the 401K plan in November 1999. Travel expenses increased $152,039 in the six months ended November 30, 2000 over the six months ended November 30, 1999 reflecting trips made by executives in developing its indirect distribution network of resellers, alliance partners and key prospects. Also increasing in the six months ended November 30, 2000 were relocation expenses associated with moving several employees from remote offices to the new corporate headquarters in Westborough, Massachusetts as well as moving and reinstalling equipment from the old offices to the new corporate headquarters, which totaled $51,969. Depreciation expense also increased $21,195 resulting from new capital additions. General expenses increased $16,804 in the six months ended November 30, 2000 as compared to the six months ended November 30, 1999. Telephone and communication expenses increased $11,085 in the six months ended November 30, 2000 as compared to the six months ended November 30, 1999. Consulting compensation costs associated with a non-statutory option granted to Donald S. LaGuardia, the Company's recently appointed CEO was $165,119 in the six month period ended November 30, 2000. Legal and accounting fees increased $42,072 for the six months ended November 30, 2000 as compared to the six months ended November 30, 1999. Occupancy costs increased $96,185 for the six months ended November 30, 2000 resulting from increased rent associated with the new corporate headquarters in Westborough, Massachusetts and the Company's new facility in Roseland, New Jersey. The Company experienced duplicate rent for the three months ended August 31, 2000 as it had employees at both the new and former corporate headquarters during this period. The lease on the former corporate headquarters in Edina, Minnesota expired on August 31, 2000 and the Company entered into a one year lease for approximately 800 square feet of office space for three employees who remain in Minnesota. Costs of the annual meeting of stockholders and other filing costs increased $25,158 in the six months ended November 30, 2000 primarily due to the timing of the annual meeting for the prior year, which was held in the third quarter of last fiscal year.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the three months ended November 30, 2000 were $722,728 compared to $228,427 for the three months ended November 30, 1999, an increase of $494,301, or 216.4%. Compensation and benefit expenses increased $54,714 resulting from an average of approximately two additional R & D personnel for the three months ended November 30, 2000 as compared to the three months ended November 30, 1999 as well as higher average salaries during this same period. Amortization expense of $6,684 was incurred in the three months ended November 30, 2000 relating to purchased software being used in the development of the Company's supplier exchange service. Hosting fees of $17,832 were incurred in the three months ended November 30, 2000 as the feasibility of offering its products as an ASP (Application Service Provider) solution was explored. The Company incurred $103,700 in recruiting fees in the three months ended November 30, 2000 in connection with the hiring of four additional developers. The Company increased its use of specialized and highly skilled technical consultants in the three months ended November 30, 2000 by $305,309 over the three months ended November 30, 1999. The Company intends to make continual and substantial investments in its research and development activities to keep the Company's software solutions at the leading edge of e-Procurement and e-Commerce offerings.

         Research and development expenses for the six months ended November 30, 2000 were $1,002,624 compared to $475,130 for the six months ended November 30, 1999, an increase of $527,494, or 111.0%. Compensation and benefit expenses increased $51,619 resulting from an average of approximately one additional R & D person for the six months ended November 30, 2000 as compared to the six months ended November 30, 1999 as well as higher average salaries during this same period. Amortization expense of $13,367 was incurred in the six months ended November 30, 2000 relating to purchased software being used in the development of the Company's supplier exchange service. Hosting fees of $17,832 were incurred in the six months ended November 30, 2000 as the feasibility of offering its products as an ASP (Application Service Provider) solution was explored. The Company incurred $103,700 in recruiting fees in the six months ended November 30, 2000 in connection with the hiring of four additional developers. The Company increased its use of specialized and highly skilled technical consultants in the six months ended November 30, 2000 by $330,787 over the six months ended November 30, 1999. The Company intends to make continual and substantial investments in its research and development activities to keep the Company's software solutions at the leading edge of e-Procurement and e-Commerce offerings.

NET INTEREST INCOME/EXPENSE

         Net interest income for the three months ended November 30, 1999 was $21,315 compared to net interest expense of $37,996 for the three months ended November 30, 2000, a decrease of $59,311. Interest expense increased $79,081 primarily due to the interest accrued to L-R Global Partners, L.P. on their demand promissory note. Interest income increased $19,770 due to average higher cash balances.

         Net interest income for the six months ended November 30, 1999 was $58,999 compared to net interest expense of $55,122 for the six months ended November 30, 2000, a decrease of $114,121. Interest expense increased $158,519 primarily due to the interest accrued to L-R Global Partners, L.P. on their demand promissory note. Interest income increased $44,398 due to average higher cash balances.

NET LOSS

         For the three months ended November 30, 2000, the Company reported a net loss of $1,895,207 (or $0.13 per share) as compared with a net loss of $1,010,276 (or $0.07 per share) for the three months ended November 30, 1999. The loss for the three months ended November 30, 2000 increased over the loss for the three months ended November 30, 1999, by $884,931. This increased loss is primarily attributable to increased costs of product and service revenues of $36,286, an increase in general and administrative expenses of $385,477, an increase in research and development expenses of $494,301, a decrease in net interest income of $59,311 and a decrease in revenues of $36,007, which were offset in part by a decrease in sales and marketing expenses of $126,451. The increase in the loss per share results from the higher net loss of $884,931 in the three months ended November 30, 2000 and was offset in part by an increase in the average outstanding shares during the three months ended November 30, 2000 to 14,768,826 from 13,807,015 for the three months ended November 30, 1999.

         For the six months ended November 30, 2000, the Company reported a net loss of $3,133,603 (or $0.21 per share) as compared with a net loss of $2,005,759 (or $0.15 per share) for the six months ended November 30, 1999. The loss for the six months ended November 30, 2000 increased over the loss for the six months ended November 30, 1999, by $1,127,844. This increased loss is primarily attributable to increased costs of product and service revenues of $25,347, an increase in general and administrative expenses of $613,924, an increase in research and development expenses of $527,494, a decrease in net interest income of $114,121 and a decrease in revenues of $75,669, which were offset in part by a decrease in sales and marketing expenses of $228,711. The increase in the loss per share results from the higher net loss of $1,127,844 in the six months ended November 30, 2000 and was offset in part by an increase in the average outstanding shares during the six months ended November 30, 2000 to 14,750,183 from 13,807,015 for the six months ended November 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

         As of November 30, 2000, the Company had cash and cash equivalents totaling $2,065,838 and working capital of $1,404,242. The Company used $2,754,738 of cash in operating activities during the six months ended November 30, 2000 of which $3,133,603 was the net loss for the period. Reducing the net loss was $291,979 of non-cash expenses consisting of depreciation, amortization, options and stock granted for services. Further reducing the net loss was a net increase in operating liabilities over operating assets of $86,886 primarily attributable to increases in accounts payable and accrued expenses. The Company used $180,400 of cash in investing activities during the six months ended November 30, 2000 to acquire property and equipment totaling $212,108 and was offset by a net decrease of $29,908 in security deposits primarily resulting from a refund relating to the expiration of its leased office space in Edina, Minnesota and proceeds of $1,800 relating to the disposition of certain assets. The Company generated $8,670 of cash in financing activities during the six months ended November 30, 2000 through the exercise of stock options, which totaled $66,639 and was offset in part by capital lease payments of $57,969.

         In March 2000, the Company borrowed $5,000,000 from L-R Global Partners, LP and signed a demand promissory note in return. Under the terms of this note, the Company must repay the principal and interest due at any time upon the demand of L-R Global. Subsequently, L-R Global issued to the Company a letter, which stated that they would not demand repayment prior to December 15, 2001. Accordingly, the Company has classified this note payable as non-current in its balance sheet dated November 30, 2000. Proceeds from the demand promissory note are being used to fund the Company's sales and marketing activities, product development initiatives, customer support, and other general operating expenses.

         The Company made $461,937 in capital expenditures during the six months ended November 30, 2000, including assets acquired under capital leases as compared with $190,647 in the six months ended November 30, 1999. The most significant asset acquired was a software license the Company is using in building its supplier exchange solution. The cost of this license was $267,309, of which the Company paid $17,480 in cash and entered into a capital lease for the balance of $249,829. The terms of this lease require the Company to pay $8,053 per month for thirty-six months at an effective interest rate of approximately 9.9%. The Company had no significant commitments as of November 30, 2000 for capital expenditures.

         On January 10, 2001, the Company received a commitment letter from L-R Global Partners, L.P. to provide bridge financing of $5 million on or before January 31, 2001. This bridge financing will be in the form of a demand promissory note bearing interest at 6% per annum. The Company believes that its existing capital resources, revenue from future software sales and services and the $5 million new proceeds to be received from L-R Global by January 31, 2001 will be sufficient to fund its planned operating expenses and capital requirements until such time as it has raised additional growth capital as contemplated below, provided however, that L-R Global does not demand repayment of the bridge financing during this period.

         At November 30, 2000, the Company reported a Stockholders' deficit of $2,653,000. This reflects the classification of the $5,000,000 investment by L-R Global Partners, L.P. in March 2000 as long-term debt. The Company expects continuing losses, which will cause the deficit equity to continue to grow should the Company not raise new equity capital. The Company recognizes that to be competitive it must raise additional growth capital to accelerate its sales and marketing programs and to establish a stronger financial position.

         In the short term, the Company is pursuing two primary capital raising strategies to raise this growth capital and to enable it to repay the bridge financing it received from L-R Global in January 2001. The Company might seek to raise additional funds through public or private debt or equity financings, including, but not limited to, another rights offering. In the event that the Company conducts another rights offering, L-R Global Partners, L.P. has given the Company a written commitment to purchase up to $5,000,000 of the Company's Common Stock in a rights offering and pay for its purchase by canceling the debt that the Company owes to L-R Global Partners, L.P. under a demand promissory note dated March 23, 2000 should other financing options not be available. Secondly, the Company will continue to seek a strategic partnership with an established technology company that could provide the necessary growth capital as well as technology expertise, a reseller network and an installed customer base into which the Company could market its products. Although historically the Company has been successful in raising new capital when needed, the Company cannot make assurances that it will be successful in raising additional debt or equity capital.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

                  On November 3, 2000 and November 27, 2000, the Company issued a total of 11,000 shares of the Company's Common Stock under a net exercise issue provision of a warrant held by a non-reporting person at an exercise price of $1.03 per share. These shares were paid for by surrendering a total of 5,582 additional shares of stock covered by this warrant and the subsequent cancellation of these shares in exchange for the issuance of the 11,000 shares acquired. The issuance of the Common Stock was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           On November 17, 2000, the Company held its 2001
                  Annual Meeting of Stockholders. At this meeting, the stockholders re-elected Jeffrey B. Pinkerton, J. Murray Logan, Donald S. LaGuardia and Brad I. Markowitz as directors of the Company to serve until the next annual meeting of stockholders. In addition, the stockholders voted upon and approved a proposal to increase the maximum number of shares that may be made available upon exercise of stock options under the PurchaseSoft, Inc. 1997 Stock Option Plan from 4,500,000 to 6,000,000 shares and further voted upon and approved a proposal to increase the authorized capital of the Company from 25,000,000 to 50,000,000 shares.

                           At the meeting, a total of 11,509,526 shares were
                  present or represented by proxy, which represented 77.9% of the shares qualified to vote. The tabulation of the voting for the matters submitted for a vote was as follows:

                                                       Votes Cast         For            Against         Abstain
                                                       ---------          ---            -------         -------
                  1.       To elect directors:
                           LaGuardia                   11,509,526      11,505,625          3,901           --
                           Logan                       11,509,526      11,440,625         68,901           --
                           Markowitz                   11,509,526      11,006,842        502,684           --
                           Pinkerton                   11,509,526      11,505,625          3,901           --

                  2.       To approve an increase
                           in the Company's 1997
                           Stock Option Plan
                           from 4,500,000 to
                           6,000,000 shares.           11,509,526      11,455,950         48,823           4,753


                  3.       To approve an increase
                           in the Company's
                           authorized capital
                           from 25,000,000 to
                           50,000,000 shares.          11,509,526      11,480,755        11,018           17,753

                  The proposals are described in greater detail in the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders held on November 17, 2000.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1      Amendment to Certificate of Incorporation


         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       PURCHASESOFT, INC.



Date:  January  16, 2001           By:    /s/  Donald S. LaGuardia
                                       --------------------------------------
                                   Name:  Donald S. LaGuardia
                                   Title: President and Chief Executive Officer






Date:  January 16, 2001            By:    /s/  Philip D. Wolf
                                       --------------------------------------
                                   Name:  Philip D. Wolf
                                   Title: Treasurer, Chief Financial Officer
                                          and Assistant Secretary