Form 10KSB/A
period 2000-05-31
PURCHASESOFT INC
filed 2001-04-05
CIK 727063

                       SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                 FORM 10-KSB/A
                               AMENDMENT NUMBER 1
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

  [ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2000;

   or

  [   ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ___________ to
         ___________.


Commission File Number 0-11791



                               PURCHASESOFT, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


Delaware                                                              13-2897997
--------------------------------                           ---------------------
(State or Other Jurisdiction of                            (IRS Employer ID No.)
 Incorporation or Organization)

One Research Drive
Suite 100 B
Westborough, MA  01581                                                     01581
-------------------------------------------                           ----------
(Address of Principal Executive Offices)                              (Zip Code)

Issuer's Telephone Number, Including Area Code:                   (508) 599-1300

Securities Registered Under Section 12(b) of the Exchange Act:             None
Securities Registered Under Section 12(g) of the Exchange Act:

Title of Each Class
---------------------------------------
Common Stock, par value $0.01 per share

REASON FOR AMENDMENT

The Company has revised its financial statements for the years ended May 31, 2000 and 1999 to account for the beneficial conversion feature related to certain convertible debt issued in fiscal 1998. See Note 1 to the Financial Statements.

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


PART I:

ITEM 1:   DESCRIPTION OF BUSINESS

OVERVIEW

         PurchaseSoft, Inc. (the "Company") is an emerging provider of strategic e-Procurement and B2B solutions to medium and large organizations worldwide. PurchaseSmart(TM), the Company's flagship e-Procurement product enables organizations to automate their procurement processes thereby reducing costs and improving productivity, while providing real-time decision support information to management. The Company is aggressively marketing its solutions throughout North America, Europe and Asia. The Company's principal goals are twofold: to be the leader in the e-Procurement solutions marketplace addressing organizational procurement needs; and to be the preferred B2B exchange enabler for leading industry marketplaces. The Company expects to achieve these objectives by continuing to offer the most functional and easy to use leading edge, end-to-end software solutions and unparalleled customer service.

         The Company's expertise in procurement comes from its extensive experience in this area. The Company began operations as a management consulting firm specializing in "best practices" for purchasing and materials management in 1977. In 1985, the Company, then called Greentree Software, Inc. sensed the market need for an automated purchasing software package and introduced its first software product for purchasing materials management for use on IBM compatible PCs. Since that time, the Company has continued to offer leading edge software solutions by adapting the latest technology and incorporating procurement best practices and knowledge gained from successful customer implementations. In October 1999, the Company released its newest Solution, PurchaseSmart(TM), SourceSmart(TM) and WebQuote(TM) a Web-based, end-to-end software solution, written in JAVA and HTML, which provides operational support for strategic procurement and e-commerce.

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

THE PURCHASESOFT SOLUTION

         The PurchaseSoft solution (the "System") consists of three key components - PurchaseSmart(TM), the core product designed for the purchasing professional, SourceSmart(TM), the easy-to-use casual buyer front-end and WebQuote(TM), which enables supplier participation in the procurement process. The PurchaseSoft solution offers functionality in the areas of Web-based procurement, transaction management, supply chain management and planning & forecasting. The System covers all procurement needs from requisitioning and purchasing through auctioning and advanced analysis.

         PURCHASESMART(TM): PurchaseSmart(TM) is an integrated suite of software modules that provide Web-based, end-to-end operational support for strategic procurement and e-Commerce. It enables organizations to reduce processing costs and improve productivity, by automating the procurement cycle, linking end-users throughout the organization with approvers and financial systems. PurchaseSmart(TM) is designed to connect large numbers of end users, approvers, and administrative personnel through Web based applications that automate procurement and financial processes. The functionality of PurchaseSmart(TM) is directed at the purchasing professionals in an organization. It provides all the tools that are needed by buyers and purchasing managers to effectively manage the procurement process and supplier performance. PurchaseSmart(TM) features the following functionality:

      ---------------------------------- --------------------------------------
      -  Requisitioning                  -  Electronic Cataloging
      ---------------------------------- --------------------------------------
      -  Purchase Order Management       -  Receiving
      ---------------------------------- --------------------------------------
      -  Request for Quotations (RFQs)   -  User Self Registration
      ---------------------------------- --------------------------------------
      -  Auctioning                      -  Advanced Analysis and Reporting
      ---------------------------------- --------------------------------------
      -  Quotations and Bid Analysis     -  Data Integration and Migration
      ---------------------------------- --------------------------------------

         Several additional powerful modules can be added to PurchaseSmart(TM) allowing the customer to customize the System to match the needs of the organization. These modules are Inventory, Asset Tracking, and Invoice Matching.

         SOURCESMART(TM): SourceSmart(TM) is an easy-to-use requisitioning system for the casual user. Written in HTML, SourceSmart(TM) is accessed using a Web browser. With SourceSmart(TM), users can scan catalogs, select items, create requisitions and with proper authorization, approve requisitions created by others. The requisitions, depending on business rules, can be converted to purchase orders to be sent directly to suppliers or sent to an approval workflow process as defined by the organization. Information from SourceSmart(TM) is immediately available in PurchaseSmart(TM) for analysis, so that total corporate spending can easily be controlled and managed.

         WEBQUOTE(TM): WebQuote(TM) provides buyers with the ability to issue pricing requests and/or initiate auctioning events over the Internet. Suppliers can be specifically invited to participate by an email message directing them to the organization's auction Web site through a hyperlink. Using the Bid Analysis feature, the competing suppliers' bids can be analyzed and purchase orders placed with selected suppliers. The auctioning feature and the ability to analyze supplier bids allows for dynamic pricing and reduction in cost of goods purchased.

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

RESEARCH AND DEVELOPMENT

         Since its inception, the Company has made substantial investments in research and development. Research and development expenses were $860,012 and $753,902 in fiscal 2000 and fiscal 1999, respectively. In October 1999, the Company released its newest solution, consisting of PurchaseSmart(TM), SourceSmart(TM) and WebQuote(TM). PurchaseSmart(TM) is a Web-based, end-to-end software solution, written in JAVA, which provides operational support for strategic procurement and e-Commerce. SourceSmart(TM) is an easy-to-use requisitioning system, written in HTML and accessed using a Web browser. WebQuote(TM) provides buyers with the ability to issue pricing requests and/or initiate auctioning events over the Internet. The Company intends to make continual and substantial investments in its research and development activities to keep the Company's software solutions at the leading edge of e-Procurement and e-Commerce offerings. The research and development group currently has the following features in development:

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


SOFTWARE MAINTENANCE

         Maintenance revenues for fiscal 2000 and fiscal 1999 were $159,826 and $175,869, respectively, a decrease of $16,043, or 9.1%. During fiscal 2000, the Company was supporting all three versions of its software as shown in the following table:

                             CAP           GTPP     PurchaseSoft      Total
                          ----------    ---------   ------------    ----------
      FY 2000             $     350     $  87,223     $  72,253     $ 159,826
      FY 1999                 5,056     $ 145,942     $  24,871     $ 175,869

      Dollar change      ($   4,706)   ($  58,719)    $  47,382    ($  16,043)
      Percentage change      (93.1%)       (40.2%)        90.5%         (9.1%)

CAP(TM)          - Computer Aided Purchasing, DOS based system  (Supported
                   through December 31, 1999).

GTPP(TM)         - GT PurchasePro, Two-tier, 16-bit client server based system
                   (Supported generally through May 31, 2000, except for several specific customers who will be supported until their one year agreements expire).

PURCHASESOFT(TM) - Two-tier, 32-bit client server based system.

         In fiscal 2000, maintenance revenue associated with products that were no longer being supported or being phased out was down $63,425 over the prior period. In contrast, the Company's maintenance revenue on its PurchaseSoft(TM) product increased by $47,382, or 90.5%, over the prior period.

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

WARRANTIES

         The Company's standard license agreement for both PurchaseSoft(TM) and PurchaseSmart(TM) software warrants that the software will be free from defects in materials and workmanship for a period of 90 days following delivery of the software to the customer. The Company's customers have the option and are encouraged to purchase annual maintenance contracts for the software. The Company's standard maintenance agreement for PurchaseSoft(TM) and PurchaseSmart(TM) software provides that the Company will furnish such services as are necessary to correct any malfunction in the software. Under the terms of these agreements, if the Company is unable to correct a malfunction by means of telephone or telecommunication assistance, repairs may, at the customer's option, be performed on the premises where the software is located. For such services rendered, the customer is obligated to pay the Company fees at certain prescribed rates as set forth in the agreement and to provide reimbursement for travel and other expenses. Such services were not significant during fiscal 2000 or 1999.

COPYRIGHTS, TRADEMARKS, AND PATENTS

         The Company has registered with the United States Patent and Trademark Office the trademark "PurchaseSoft(R)" for its purchasing and materials management software product. The Company has applied for registration for the marks "PurchaseSmart(TM)" and "SourceSmart(TM)" as well. The Company has sought, and will continue to seek, the protection of all of its software and documentation through a combination of contract, copyright, trademark and trade secret laws, as appropriate. The Company will continue to aggressively protect its trademark, copyright and proprietary rights against any attempt by a competitor or any other person or entity to infringe or interfere with such rights. However, litigation in this area is expensive and the Company may not wish to commit funds to commence or pursue such litigation, especially because the high costs could adversely affect its operational results. Even if the Company commences litigation, there is no assurance that it would prevail, or have adequate resources to fully pursue any claims the Company may have or vigorously defend its position.

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

History of Losses and Accumulated Deficit; Uncertainty of Future Profitability.

         The Company had a net loss of approximately $3.9 million for the fiscal year ended on May 31, 2000 and had an accumulated deficit at May 31, 2000 of approximately $28.5 million. The Company has experienced ongoing losses from operations and expects that such losses will continue for at least some period until product sales may be generated in sufficient volume to offset expenses. For the fiscal year ended May 31, 2000, the Company had revenues of $337,898. For the fiscal year ended May 31, 1999, the Company had revenues of $372,255. The Company does not expect to be profitable unless and until such time as sales of its software products and services generate sufficient revenue to fund its operations.

Capital Requirements.

         At May 31, 2000, the Company had a cash balance of approximately $4,992,000. On March 23, 2000, the Company borrowed $5,000,000 from L-R Global Partners, L.P. and signed a promissory demand note in exchange. Subsequent to year end, L-R Global Partners, L.P. issued a letter to the Company stating that it would not make a demand for repayment prior to June 15, 2001 and accordingly the Company has classified the note payable as non-current on its balance sheet dated May 31, 2000. The Company believes that its existing capital resources and revenue from future software sales and services will be sufficient to fund its planned operating expenses and capital requirements through the end of fiscal 2001, which is May 31, 2001. At May 31, 2000, the Company's net equity was approximately $131,000. This reflects the classification of the $5,000,000 investment by L-R Global Partners, L.P. in March 2000 as long-term debt. The Company expects continuing losses, which will cause the net equity of the Company to be reflected as a deficit should the Company not raise new equity capital. The Company recognizes that to be competitive it must raise additional equity capital to accelerate its sales and marketing programs and to establish a stronger financial position. The Company is pursuing two primary capital raising strategies to raise this growth capital: In the short term, the Company's strategy is to seek a strategic partnership with an established technology company that could provide the necessary growth capital as well as technology expertise, a reseller network and an installed customer base into which the Company could market its products. As a strategy for the mid-term, the Company might seek to raise additional funds through public or private debt or equity financings, including, but not limited to, another rights offering. In the event that the Company conducts another rights offering, L-R Global Partners, L.P. has given the Company a written commitment to purchase up to $5,000,000 of the Company's Common Stock in a rights offering and pay for its purchase by canceling the debt that the Company owes to L-R Global Partners, L.P. should other financing options not be available. The ability of the Company to conduct any future financings is likely contingent upon the Company's ability to demonstrate market acceptance of its PurchaseSmart(TM) software solution as evidenced by revenue growth. There can be no assurances that the Company will be able to demonstrate such market acceptance or achieve any revenue growth. Furthermore, additional financings may not be available on terms favorable to the Company, or at all. A failure to obtain additional funding could have a material adverse effect on the Company's ability to continue, maintain or grow its operations.

Uncertainty of Market Acceptance of the Company's Products.

         The Company has invested heavily in research for, and development of, its core purchasing and materials management software system - PurchaseSmart (TM). Although the Company feels its GT Purchase Pro(TM) and PurchaseSoft(TM) products have been received favorably in the marketplace, the Company cannot offer any assurance that its PurchaseSmart(TM) suite of products will achieve market acceptance. The Company believes that its history of poor financial performance has negatively affected its image in the marketplace and that it may have forfeited business from potential customers who expressed concerns about the Company's financial status and ability to remain solvent. The Company believes that the commitment to an indirect distribution strategy made in the third quarter of fiscal 2000 and the costs savings to the Company that it represents will help position the Company to overcome these past objections. The Company believes its largest challenge is to gain widespread market acceptance of its PurchaseSmart(TM) suite of products. The failure to obtain market acceptance would have a material adverse effect on the Company's business.

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


Dependence on a Single Product-Line.

         Substantially all of the Company's revenues are expected to be derived from the sale of its PurchaseSmart(TM) suite of software products and related support services. Accordingly, any event that adversely affects revenue generated from the sale of software or from the professional fees derived from the installation or customization of such products, such as competition from other products, significant flaws in the products, or incompatibility with third-party hardware or software products, negative publicity or evaluation, or obsolescence of the hardware platforms or software environments in which the products run, could have a material adverse effect on the Company's results of operations. The Company's future financial performance will depend on the continued development and introduction of new and enhanced versions of PurchaseSmart(TM) and other products and on customer acceptance of such new enhanced products.


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


Intellectual Property and Proprietary Rights.

         The Company relies on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, and other industry standard methods for protecting ownership of its proprietary software and business practices. There can be no assurance, however, that in spite of these precautions, an unauthorized third party will not copy or reverse-engineer certain portions of the Company's products or obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent, as do the laws of the United States. There can be no assurance that the mechanisms used by the Company to protect its software will be adequate or that the Company's competition will not independently develop software products that are substantially equivalent or superior to the Company's software products. The Company expects that, as the number of competitors providing software products in the industry increases and the functionality of these products further overlaps, software products will increasingly be subject to claims of infringement on third party proprietary rights. Any such claim, whether with or without merit, could result in costly litigation and may require the Company to enter into royalty or licensing arrangements with third parties. Such royalty or license arrangements, if required, may not be available to the Company or may not be available on acceptable terms.


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

                                                          BID
         PERIOD                                 HIGH                LOW
                                               ------              ------
FISCAL YEAR ENDED:
         May 31, 2000
         First Quarter                         $0.937              $0.437
         Second Quarter                        $0.593              $0.320
         Third Quarter                         $9.750              $0.410
         Fourth Quarter                        $8.000              $2.062

FISCAL YEAR ENDED:
         May 31, 1999
         First Quarter                         $2.625              $1.031
         Second Quarter                        $1.750              $0.687
         Third Quarter                         $1.500              $0.687
         Fourth Quarter                        $1.375              $0.687

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

         The Company experienced substantial turnover in the office of the CEO during fiscal 2000. On September 9, 1999, the Company announced the resignation of Michael G. Kerrison as CEO, Chairman of the Board and a Director, effective September 10, 1999. Existing board member, J. Murray Logan, was elected acting Chairman of the Board of Directors and was later elected the Chairman of the Board of Directors at the Company's Special Meeting in Lieu of the 2000 Annual Meeting of Stockholders held on January 25, 2000. Replacing Mr. Kerrison was interim CEO Pamela Cabalka, who was also the Company's Vice President of Sales. On December 9, 1999, the Company announced the restructuring of certain positions within the Company and a redirection of its sales and marketing efforts to give greater emphasis to the development of strategic partnerships and alliances. At this time, the Company also announced that Ms. Cabalka had tendered her resignation from the Company. The Company also announced that its President, Jeffrey B. Pinkerton, would be the senior officer of the Company. On March 7, 2000, the Company announced the appointment of Jeffrey B. Pinkerton as CEO of the Company and that Mr. Pinkerton would continue to serve as the Company's President. On August 14, 2000, subsequent to the year ended May 31, 2000, the Company announced the appointment of Mr. Pinkerton as Vice Chairman and Chief Product Strategist and the appointment of existing board member, Donald S. LaGuardia, as interim CEO and President. Mr. Pinkerton will focus on product strategy and at the same time undertake a more active role in the promotion of the Company's products and solutions. He has been associated with PurchaseSoft and has held various positions within the Company since 1987, when it first began marketing its computer-based purchasing system. Donald S. LaGuardia is a member of L-R Managers LLC, the general partner of L-R Global Partners, LP, the majority stockholder in PurchaseSoft. He has served as a director of the Company since June 1998 and chairs the Company's audit committee. Mr. LaGuardia was an auditor and then a consultant with PricewaterhouseCoopers from 1987 to 1991. He joined BMW of North America, Inc. in 1991 as a Financial Analyst and then became the Network Business Planning Manager. He joined L-R Global Partners in 1997 as an equity analyst and is also a member of L-R Managers LLC, the general partner of L-R Global Partners, L.P.

         In October 1999, the Company released its newest solution, consisting of PurchaseSmart(TM), SourceSmart(TM) and WebQuote(TM). PurchaseSmart(TM) is a Web-based, end-to-end software solution, written in JAVA, which provides operational support for strategic procurement and e-Commerce. SourceSmart(TM) is an easy-to-use requisitioning system, written in HTML and accessed using a Web browser. WebQuote(TM) provides buyers with the ability to issue pricing requests and/or initiate auctioning events over the Internet.

         On January 24, 2000, the Company announced its partnership with Usinternetworking (USi) (NASDAQ: USIX), a leading Application Service Provider, to provide PurchaseSmart(TM) and SourceSmart(TM) software as an Internet service through USi's AppHost program. This agreement was entered into by PurchaseSoft and USi to respond to the market need for affordable, fully featured, Web-based procurement software. Under the agreement, USi will host PurchaseSoft's business-to-business e-Commerce applications via its AppHost model. PurchaseSoft's clients will be able to obtain and operate PurchaseSmart(TM) and SourceSmart(TM) software as a subscription service over USi's network of enterprise data centers, eliminating the need to build out additional in-house infrastructure to support the application and speeding up the implementation process.

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

         The executive team and the Board of Directors acknowledge the difficulties that the Company has faced in the past. We remain optimistic and enthusiastic for the upcoming year and believe that the recently completed restructuring of the office of CEO and the creation of the office of Vice Chairman and Chief Product Strategist will position the Company to take advantage of the strengths of Donald LaGuardia and Jeffrey Pinkerton. Fiscal 2001 represents a critical juncture in the Company's history. Fiscal 2001 must begin to show substantial revenue growth and the Company's software products must receive market acceptance. PurchaseSoft is firmly committed to achieving these two goals in fiscal 2001 and we believe if we are able to do so, stockholder value will be enhanced.

REVENUES

TOTAL REVENUE

         Total revenue, which includes product and service revenue, for fiscal 2000, was $337,898 compared to $372,255 for fiscal 1999, a decrease of $34,357, or 9.2%.

PRODUCT REVENUE

         Product revenue for fiscal 2000 was $116,155 compared to $86,550 for fiscal 1999, an increase of $29,605, or 34.2%. During fiscal 2000, the Company added three new customers and delivered three PurchaseSoft(TM) software systems. In fiscal 1999, the Company added two new customers and delivered three GT PurchasePro(TM) software systems. During the first half of fiscal 2000, the Company's only software product was PurchaseSoft(TM), a two-tier, 32-bit client server based solution. The target market for this solution was the middle market. During the second half of the year, the Company began marketing and selling its new flagship product, PurchaseSmart(TM) / SourceSmart(TM), written in Java and HTML. This new product was priced substantially higher than the PurchaseSoft(TM) product and was being marketed into Fortune 2000 accounts. The Company had no sales of PurchaseSmart(TM) / SourceSmart(TM) in fiscal 2000. At this same time, the Company changed its distribution model from direct sales based to one based on resellers and strategic partnerships. The Company believes that this method of distribution will be successful but that it will take some time to implement.

SERVICE REVENUE

         Professional service revenue for fiscal 2000 was $61,917 compared to $109,836 for fiscal 1999, a decrease of $47,919, or 43.6%. This decrease is a combination of two factors. The first factor is the relationship of service revenue generated by product revenue, both in terms of absolute dollars and percentages. In fiscal 2000, service revenues generated by product revenues were $25,917, or 22.3%, of product revenues compared to $34,512 in service revenues, or 39.9%, for fiscal 1999, a decrease of $8,595 or 24.9%. The second factor is the service revenue generated from existing customers. In fiscal 2000, the Company generated $36,000 in service revenues from existing customers compared to $75,324 in service revenues from existing customers for fiscal 1999, a decrease of $39,324, or 52.2%.

         Maintenance revenue for fiscal 2000 was $159,826 compared to $175,869 for fiscal 1999, a decrease of $16,043 or 9.1%. During fiscal 2000, the Company was supporting all three versions of its software as shown in the following table:

                               CAP           GTPP     PURCHASESOFT      TOTAL
                            ---------     ---------   ------------    ---------
      FY 2000               $     350     $  87,223     $  72,253     $ 159,826
      FY 1999                   5,056     $ 145,942     $  24,871     $ 175,869

      Dollar change        ($  4,706)    ($  58,719)    $  47,382    ($  16,043)
      Percentage change       (93.1%)       (40.2%)         90.5%        (9.1%)

CAP(TM)          - Computer Aided Purchasing, DOS based system (Supported
                   through December 31, 1999).

GTPP(TM)         - GT PurchasePro, Two-tier, 16-bit client server based system
                   (Supported generally through May 31, 2000, except for several specific customers who will be supported until their one year agreements expire).

PURCHASESOFT(TM) - Two-tier, 32-bit client server based system.

         In fiscal 2000, maintenance revenue associated with products that were no longer being supported or being phased out was down $63,425 over the prior period. In contrast, the Company's maintenance revenue on its PurchaseSoft(TM) product increased by $47,382, or 90.5%, over the prior period.

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

Balance Sheets at May 31, 2000 (Revised) and 1999 (Revised)               F-3

Statements of Operations For the Years Ended May 31, 2000 and 1999        F-4

Statements of Stockholders' Equity for the Years Ended May 31, 2000
(Revised) and 1999 (Revised)                                              F-5

Statements of Cash Flows for the Years Ended May 31, 2000 and 1999        F-6

Notes to Financial Statements (Revised)                                   F-7

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III:

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

As of August 17, 2000, the executive officers and directors of the Company were as follows:

                                                                    Year Became
                                                                     Officer or
            Name       Age            Position with Company           Director
---------------------  ----  ----------------------------------      -----------
 Donald S. LaGuardia    33   Chief Executive Officer,                    1998
                             President and Director

 Jeffrey B. Pinkerton   52   Vice Chairman, Chief Product                1994
                             Strategist and Director

 P. Gopalakrishnan      39   Senior Vice President,
                             Business Development                        2000

 Philip D. Wolf         48   Chief Financial Officer, Treasurer,         1998
                             and Assistant Secretary

 Terry J. Bartz         40   Vice President, General Counsel,            1999
                             and Secretary

 J. Murray Logan        65   Chairman of the Board                       1998

 Brad I. Markowitz      42   Director                                    1994

         DONALD S. LAGUARDIA has served as President and Chief Executive Officer of the Company since August 14, 2000 and as a member of the Board of Directors since June 1998. From 1987 to 1991, Mr. LaGuardia served as an auditor and then a consultant for PricewaterhouseCoopers. From 1991 to 1997, Mr. LaGuardia joined BMW of North America, Inc. as a Financial Analyst and then became the Network Business Planning Manager. In 1997, Mr. LaGuardia joined L-R Global Partners, L.P. as an equity analyst and is a member of L-R Managers LLC, the general partner of L-R Global Partners, LP, the majority stockholder in PurchaseSoft, Inc. Mr. LaGuardia is a Certified Public Accountant and a candidate for the Chartered Financial Analyst designation. Mr. LaGuardia received his B.A. in 1989 from Pace University and his MBA in International Finance from New York University in 1997

         JEFFREY B. PINKERTON has served as Vice Chairman and Chief Product Strategist of the Company since August 14, 2000 and as a member of the Board of Directors since October 1995. He formerly served as President and Chief Executive Officer from March 2000 to August 14, 2000 and as President from August 1996 to March 2000. From 1987 to 1991 and from 1994 to July 1996, Mr. Pinkerton served in various positions for the Company, including Executive Vice President and Vice President-Product Development. From 1991 to 1994, Mr. Pinkerton founded and operated Viewpoint Consulting, a reseller of the Company's software products. Prior to joining the Company, Mr. Pinkerton was Director of Purchasing for American-Standard, Inc. in New York. His industrial experience includes both materials management and systems analysis. Mr. Pinkerton has published numerous articles on Purchasing and Purchasing Applications, taught a course on application design for procurement at Baruch College, NY, and published two books. Mr. Pinkerton received a BSc in Mathematics and Statistics from Sheffield University in England in 1970.

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

                                                                                LONG TERM
                                                   ANNUAL COMPENSATION         COMPENSATION
                                                 ------------------------         AWARDS              ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR          SALARY ($)     BONUS ($)       OPTIONS (#)        COMPENSATION ($)
---------------------------        ----          ----------     ---------       -----------        ----------------
Jeffrey B. Pinkerton               2000 (1)       $ 160,360        --            320,113           $  10,880 (4)
   President and Chief             1999           $ 160,000        --               --             $   7,800 (16)
   Executive Officer               1998           $ 125,000        --            304,166           $   9,750 (5)

Pamela Cabalka
   Chief Executive Officer         2000 (11)      $  82,227        --               --             $  75,188 (12)

Michael G. Kerrison                2000 (2)       $  42,045        --               --                     --
   Chairman and Chief              1999           $ 100,000        --            625,000           $  35,000 (6)
   Executive Officer

Joseph D. Mooney                   2000               --           --               --                     --
   Chairman and Chief              1999 (3)       $ 133,333        --               --             $ 445,200 (7)
   Executive Officer               1998           $ 200,000        --            366,666           $  68,083 (8)

Philip D. Wolf                     2000           $ 100,630        --               --             $   1,644 (9)
   Chief Financial Officer,        1999           $  88,717        --            139,000                   --
   Treasurer and                   1998 (14)      $  51,667        --               --                     --
   Ass't. Secretary

Terry J. Bartz                     2000           $ 100,150        --               --             $   1,630 (10)
   Vice President, General         1999 (15)      $   4,688        --            135,000           $  80,803 (13)
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

(11) Ms. Cabalka was appointed interim Chief Executive Officer by the Board of Directors on September 10, 1999 and resigned on December 8, 1999.

(12) Represents a $75,000 accrued severance benefit of which $71,023 was paid as of May 31, 2000 and the balance of $3,977 was paid in June 2000 and a $188 Company contribution to employee's 401K account.

(13)     Represents $80,803 earned as an independent contractor.

(14) Mr. Wolf joined the Company in October 1997 and was appointed Chief Financial Officer in January 1998.

(15) Mr. Bartz joined the Company in May 1999 as Vice President, General Counsel and Corporate Secretary.

(16)     Represents a $7,800 automobile allowance.

OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                                   INDIVIDUAL GRANT          EXERCISE
                              NUMBER OF           ------------------           PRICE           EXPIRATION
          NAME                SECURITIES          % OF TOTAL OPTIONS        ($ / SHARE)           DATE
          ----                UNDERLYING        GRANTED TO EMPLOYEES IN     ------------       ----------
                           OPTIONS GRANTED           FISCAL YEAR
                           ---------------           -----------
 Jeffrey B. Pinkerton         300,000 (1)                16.5%               $0.920       December 12, 2004
                                1,334 (2)                 0.1%               $0.937       October 14, 2003
                                1,483 (2)                 0.1%               $0.843       November 15, 2003
                                1,741 (2)                 0.1%               $0.718       December 14, 2003
                                  953 (2)                 0.1%               $1.312       January 14, 2004
                                1,177 (2)                 0.1%               $1.062       February 15, 2004
                                1,250 (2)                 0.1%               $1.000        March 14, 2004
                                1,483 (2)                 0.1%               $0.843        April 14, 2004
                                1,111 (2)                 0.1%               $1.125         May 13, 2004
                                1,483 (2)                 0.1%               $0.843         June 14, 2004
                                1,905 (2)                 0.1%               $0.656         July 14, 2004
                                2,860 (2)                 0.2%               $0.437        August 15, 2004
                                3,333 (2)                 0.2%               $0.375      September 14, 2004

 Pamela Cabalka                    --                      --                   --                --

 Michael G. Kerrison               --                      --                   --                --

 Joseph D. Mooney                  --                      --                   --                --

 Philip D. Wolf                    --                      --                   --                --

 Terry J. Bartz                    --                      --                   --                --

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

                              SHARES                                                        VALUE OF UNEXERCISED
                              ACQUIRED                      NUMBERS OF UNEXERCISED          IN-THE-MONEY OPTIONS
                                 ON           VALUE           OPTIONS AT 5/31/00                 AT 5/31/00
          NAME             EXERCISE (#)   REALIZED ($)    EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE (1)
          ----             -------------  ------------    -------------------------     -----------------------------
 Jeffrey B. Pinkerton               0      $        0             424,279 / 200,000             $795,094 / $391,000
 Pamela Cabalka               150,000      $  604,641                   0 /       0             $      0 / $      0
 Michael G. Kerrison                0      $        0                   0 /       0             $      0 / $      0
 Joseph D. Mooney             366,666      $1,230,615                   0 /       0             $      0 / $      0
 Philip D. Wolf                     0      $        0             139,000 /       0             $261,885 / $      0
 Terry J. Bartz                     0      $        0             105,633 /  29,533             $192,894 / $ 52,877

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

         On May 5, 1999, the Corporation issued 5,605,173 shares of its Common Stock for rights subscribed to in a rights offering and shares purchased on a standby basis as part of the rights offering. These shares were purchased at $0.90 per share and raised $5,044,655 in gross proceeds. L-R Global Partners, L.P. purchased a total of 4,930,000 shares in the offering for $4,437,000 and Michael G. Kerrison, CEO of the Company, purchased 111,111 shares in the offering for $100,000. Expenses associated with the rights offering were $119,052.

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

ITEM 13:   EXHIBITS, LIST AND REPORTS ON FORM 8-K

EXHIBITS

         The following exhibits, which are designated with a footnote reference are incorporated by reference to a prior registration statement declared effective under the Securities Act or a periodic report file pursuant to Section 13 of the Exchange Act. Exhibits which are designated with an asterisk were filed with the original 10-KSB filing for the fiscal year ended May 31, 2000, which was filed on August 29, 2000. Exhibits designated with a double asterisk are filed with this report.

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

23.1     Consent of PricewaterhouseCoopers LLP **

27.1     Financial Data Schedule *


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

                                PurchaseSoft, Inc.
                                (Issuer)
Date:   April 5, 2001
                                /s/  Donald S. LaGuardia
                                ------------------------------------
                                Donald S. LaGuardia
                                President, Chief Executive Officer, and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on April 5, 2001.

                    Signature                           Title

/s/ Donald S. LaGuardia                 President, Chief Executive Officer
--------------------------------        and Director
Donald S. LaGuardia



/s/ Jeffrey B. Pinkerton                Vice Chairman, Chief Product Strategist
--------------------------------        and Director
Jeffrey B. Pinkerton



/s/ Philip D. Wolf                      Chief Financial Officer, Treasurer
---------------------------------       and Assistant Secretary
Philip D. Wolf



/s/ Terry J. Bartz                      VP, General Counsel, and  Secretary
---------------------------------
Terry J. Bartz



/s/ J. Murray Logan                     Chairman of the Board of Directors
---------------------------------
J. Murray Logan



/s/ Brad I. Markowitz                   Director
---------------------------------
Brad I. Markowitz

                               PurchaseSoft, Inc.
                          Index to Financial Statements




DESCRIPTION                                                                PAGE
-------------------------------------------------------------------------------
Report of PricewaterhouseCoopers LLP                                        F-2

Balance Sheets as of May 31, 2000 (Revised) and 1999 (Revised)              F-3

Statements of Operations for the years ended May 31, 2000 and 1999          F-4

Statements of Stockholders' Equity for the years ended May 31, 2000
(Revised) and 1999 (Revised)                                                F-5

Statements of Cash Flows for the years ended May 31, 2000 and 1999          F-6

Notes to Financial Statements (Revised)                                     F-7


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

As discussed in Note 1, the Company has revised its 2000 and 1999 financial statements to account for a beneficial conversion feature related to certain convertible debt issued in 1998.



/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
June 30, 2000, except as to notes 1 and 9, which are as of April 4, 2001

                               PURCHASESOFT, INC.
                                 BALANCE SHEETS
                              MAY 31, 2000 AND 1999

                                                           2000                         1999
                                                      ---------------               --------------
Assets                                                   (Revised)                     (Revised)

Current Assets
   Cash and cash equivalents                        $      4,992,306              $     3,824,505
   Accounts receivable, net                                   12,709                      115,927
   Prepaid expenses and other current assets                 149,940                      121,460
                                                      ---------------               --------------
Total Current Assets                                       5,154,955                    4,061,892
                                                      ---------------               --------------

Property and equipment, net                                  460,408                      304,614
                                                      ---------------               --------------

Security deposits                                            297,269                       38,879
                                                      ---------------               --------------

Total Assets                                        $      5,912,632              $     4,405,385
                                                      ===============               ==============



Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                                 $        126,893              $       411,480
   Current obligations under capital leases                   50,002                       49,428
   Accrued expenses                                          509,493                      528,924
   Deferred revenues                                          52,881                      163,804
                                                      ---------------               --------------
Total Current Liabilities                                    739,269                    1,153,636
                                                      ---------------               --------------


Noncurrent Obligations
   Note payable with a related party                       5,000,000                           --
   Noncurrent obligations under capital leases                42,460                       28,878
   Noncurrent restructuring charges                               --                      133,332
                                                      ---------------               --------------
Total Noncurrent Obligations                               5,042,460                      162,210
                                                      ---------------               --------------


Commitments and Contingencies (Note 5)


Stockholders' Equity
Common stock, $0.01 par value, 25,000,000
   shares authorized, 14,730,549 and 13,807,015
   issued and outstanding, respectively                      147,305                      138,070
Additional paid-in-capital (Revised)                      28,575,283                   27,643,167
Accumulated deficit (Revised)                            (28,502,653)                 (24,602,666)
                                                      ---------------               --------------
                                                             219,935                    3,178,571
Less treasury stock (4,780 shares) at cost                   (89,032)                     (89,032)
                                                      ---------------               --------------
Total Stockholders' Equity                                   130,903                    3,089,539
                                                      ---------------               --------------

Total Liabilities and Stockholders' Equity          $      5,912,632              $     4,405,385
                                                      ===============               ==============

                               PURCHASESOFT, INC.
                            STATEMENTS OF OPERATIONS
                        YEARS ENDED MAY 31, 2000 AND 1999

                                                     2000                               1999
                                              --------------------               --------------------
Revenues:
     Product                                $             116,155              $              86,550
     Services                                             221,743                            285,705
                                              --------------------               --------------------
Total revenues                                            337,898                            372,255
                                              --------------------               --------------------

Costs and expenses:
     Cost of product revenues                                 465                              1,577
     Cost of service revenues                             343,112                            171,696
     Sales and marketing                                1,255,424                          1,448,634
     General and administrative                         1,849,116                          1,911,309
     Research and development                             860,012                            753,902
     Restructuring charge                                      --                            610,453
                                              --------------------               --------------------
Total costs and expenses                                4,308,129                          4,897,571
                                              --------------------               --------------------

Operating loss                                         (3,970,231)                        (4,525,316)

Interest income, net                                       70,244                             55,940
                                              --------------------               --------------------

Net loss                                    $          (3,899,987)             $          (4,469,376)
                                              ====================               ====================


Net loss per common share                   $               (0.28)             $               (0.52)
                                              ====================               ====================
     (Basic and diluted)


Weighted average shares outstanding                    14,088,270                          8,553,362
                                              ====================               ====================

                   See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              YEARS ENDED MAY 31, 2000 (REVISED) AND 1999 (REVISED)

                                                Common Stock                                                               Total
                                          ----------------------      Additional       Accumulated       Treasury     Stockholders'
                                            Shares      Amount     Paid-in-Capiltal       Deficit          Stock           Equity
                                          ----------   ---------   ----------------   --------------    ------------   -------------
Balance, May 31, 1998 (Revised)            8,029,761   $  80,298   $  22,521,482      $ (20,133,290)    $ (89,032)     $ 2,379,458


Common stock issued through rights
  offering net of expenses of $119,052     5,605,173      56,051       4,869,552                  -             -        4,925,603
Common stock issued for services              47,081         471          49,529                  -             -           50,000
Stock options issued for services                  -           -          61,354                  -             -           61,354
Common stock issued upon exercise
 of a warrant                                125,000       1,250         141,250                  -             -          142,500
Net loss                                           -           -               -         (4,469,376)            -       (4,469,376)
                                          ----------   ---------   -------------      --------------    ----------     -------------

Balance, May 31, 1999 (Revised)           13,807,015   $ 138,070   $  27,643,167      $ (24,602,666)    $ (89,032)     $ 3,089,539
                                          ==========   =========   =============      ==============    ==========     =============


Common stock issued upon exercise
 of stock options                            907,868       9,078         913,534                  -             -          922,612
Common stock issued upon exercise
 of a warrant                                 15,666         157          18,582                  -             -           18,739
Net loss                                           -           -               -         (3,899,987)            -       (3,899,987)
                                          ----------   ---------   -------------      --------------    ----------     -------------

Balance, May 31, 2000 (Revised)           14,730,549   $ 147,305   $  28,575,283      $ (28,502,653)    $ (89,032)     $   130,903
                                          ==========   =========   =============      ==============    ==========     =============

                  See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                            STATEMENTS OF CASH FLOWS
                        YEARS ENDED MAY 31, 2000 AND 1999

                                                                2000                      1999
                                                            -------------             --------------
Cash flows from operating activities:
      Net loss                                            $   (3,899,987)           $    (4,469,376)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
            Depreciation and amortization                         99,060                     56,032
            Provision for bad debts                                2,279                     26,250
            Stock  issued for services                            30,000                     20,000
            Options granted for services                              --                     61,354
      Changes in operating assets and liabilities:
            Accounts receivable                                  100,939                    (39,032)
            Prepaid expenses and other assets                    (58,480)                   (86,415)
            Accounts payable and accrued expenses               (437,350)                   464,863
            Deferred revenue                                    (110,923)                    70,206
                                                            -------------             --------------
Net cash used in operating activities                         (4,274,462)                (3,896,118)
                                                            -------------             --------------


Cash flows from investing activities:
      Additions to property and equipment                       (177,908)                  (253,047)
      Additions to security deposits                            (258,390)                   (29,755)
                                                            -------------             --------------
Net cash used in investing activities                           (436,298)                  (282,802)
                                                            -------------             --------------


Cash flows from financing activities:
      Net proceeds from sale of common stock                          --                  4,925,603
      Net proceeds from exercise of options/warrants             941,351                    142,500
      Proceeds from financing equipment                               --                     50,508
      Proceeds form issuance of note payable                   5,000,000                         --
      Payment of capital leases                                  (62,790)                   (33,734)
                                                            -------------             --------------
Net cash provided by financing activities                      5,878,561                  5,084,877
                                                            -------------             --------------


Net increase in cash and cash equivalents                      1,167,801                    905,957
Cash and cash equivalents, beginning of year                   3,824,505                  2,918,548
                                                            -------------             --------------
Cash and cash equivalents, end of period                  $    4,992,306            $     3,824,505
                                                            =============             ==============


Supplemental disclosure of cash flow information:
      Cash paid for interest                              $       12,651            $        33,830
                                                            =============             ==============

Supplemental disclosure of non-cash transaction:
      Stock compensation award                                        --                     50,000
      Capital lease obligation incurred                   $       76,946            $        61,533
                                                            =============             ==============

                 See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999



NOTE 1-GENERAL INFORMATION (REVISED)

         PurchaseSoft, Inc. (the "Company") is an emerging provider of strategic e-Procurement and B2B solutions to medium and large organizations worldwide. PurchaseSmart(TM), the Company's flagship e-Procurement product enables organizations to automate their procurement processes thereby reducing costs and improving productivity, while providing real-time decision support information to management. The Company is aggressively marketing its solutions throughout North America, Europe and Asia. The Company's principal goals are twofold: to be the leader in the e-Procurement solutions marketplace addressing organizational procurement needs; and to be the preferred B2B exchange enabler for leading industry marketplaces. The Company expects to achieve these objectives by continuing to offer the most functional and easy to use leading edge, end-to-end software solutions and unparalleled customer service.

         The Company's expertise in procurement comes from its extensive experience in this area. The Company began operations as a management consulting firm specializing in "best practices" for purchasing and materials management in 1977. In 1985, the Company, then called Greentree Software, Inc. sensed the market need for an automated purchasing software package and introduced its first software product for purchasing materials management for use on IBM compatible PCs. Since that time, the Company has continued to offer leading edge software solutions by adapting the latest technology and incorporating procurement best practices and knowledge gained from successful customer implementations. In October 1999, the Company released its newest Solution, PurchaseSmart(TM), SourceSmart(TM) and WebQuote(TM) a Web-based, end-to-end software solution, written in JAVA and HTML, which provides operational support for strategic procurement and e-Commerce.

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

          The Company has revised the historical amounts of additional paid-in-capital and accumulated deficit to reflect the beneficial conversion feature associated with debt issued in fiscal 1998. The effect of the revision was to increase additional paid-in-capital by $3,200,000, with an offsetting increase in accumulated deficit. The adjustment had no effect on reported earnings or earnings per share for fiscal 1999 or fiscal 2000, the periods presented herein.

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


NOTE 3 - PROPERTY AND EQUIPMENT

At May 31, 2000 and 1999, property and equipment balances consisted of the following:

                                        2000          1999
                                        ----         -----
Property and equipment, at cost      1,073,694     $ 833,457
Less accumulated depreciation         (613,286)     (528,843)
                                     ----------    ----------

  Net property and equipment         $ 460,408     $ 304,614
                                     ==========    ==========

NOTE 4 - INCOME TAXES

         The Company has available net operating loss carry forwards (NOLs) for Federal income tax purposes of approximately $10,000,000 at May 31, 2000. The NOLs expire at various times from 2001 through 2020. Future utilization of the available net operating loss carry forwards may be limited under Internal Revenue Code Section No. 382 as a result of future changes in ownership.

         No future tax benefit for the Company's NOLs and other cumulative temporary differences has been recognized since utilization of the benefit is not presently likely based on the weight of available information. The tax effects of NOLs and other cumulative temporary differences that give rise to the Company's deferred tax asset are presented below as of May 31, 2000 and 1999:

                                                2000                   1999
                                                ----                   ----
Deferred tax assets:
Net operating loss carryforwards              $4,940,000            $ 3,438,000
Other, net                                       130,000                 65,000
                                       -----------------      -----------------
Total gross deferred tax assets                5,070,000              3,503,000
Less valuation allowance                      (5,070,000)            (3,503,000)
                                       -----------------      -----------------
Net deferred tax asset                  $              0      $               0
                                       =================      =================

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
                             ==========

         Capital Leases

         The Company leases certain computer and communication equipment under non-cancelable capital leases, which expire on various dates through October 31, 2002. Future minimum lease payments under the non-cancelable financing leases as of May 31, 2000 are as follows:

          Years
         Ending
         May 31                                              Commitment
         ------                                              ----------
          2001                                               $  56,740
          2002                                                  32,982
          2003                                                  12,260
                                                             ----------
          Total minimum lease payments                       $ 101,982
           Less amount representing interest                    (9,520)
                                                             ----------
           Present value of net minimum lease payments          92,462
           Less current portion                                (50,002)
                                                             ----------
           Non-current portion                               $  42,460

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

         On February 11, 2000, the Company issued a warrant to purchase 25,000 shares of Common Stock at an exercise price of $5.50 per share. This warrant has a five-year life and will expire on February 10, 2005.

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


 The following summary of outstanding options and shares reserved under the plan is as follows:

                                                                                            Weighted
                                                                                            Average
                                1987 Plan    1994 Plan    1997 Plan        Total         Exercise Price
                                ---------    ---------    ---------     -----------      --------------

Outstanding at May 31, 1998        8,333      45,883        862,046        916,212       $    1.42
         Granted                       0           0      2,304,162      2,304,162            1.03
         Exercised                     0           0              0              0               0
         Cancelled                     0           0       (146,943)      (146,943)          (1.15)
                                ---------    ---------    ----------    -----------      --------------

Outstanding at May 31, 1999        8,333      45,883      3,019,265      3,073,431            1.14
         Granted                       0           0      1,986,279      1,986,279            2.25
         Exercised                     0           0        907,868        907,868            1.02
         Cancelled                (8,333)    (12,500)    (1,685,212)    (1,706,045)          (1.20)
                                ---------    ---------    ----------    -----------       -------------

Outstanding at May 31, 2000            0      33,333      2,412,464      2,445,797        $   2.04
                                =========    =========    ==========    ===========       =============

As of May 31, 2000 outstanding options covering 2,445,797 shares were exercisable at prices ranging from $0.01 to $7.13 per share.

                           Number           Average           Weighted
     Range of           Outstanding        Remaining           Average
 Exercise Prices        May 31,2000          Life          Exercise Price
----------------        -----------        ---------       --------------
$  0.01  -   1.50         1,578,390           4.2                    $0.86
$  1.51  -   3.00           114,557           4.2                     2.71
$  3.01  -   5.00           477,850           4.6                     3.47
$  5.01  -   7.13           275,000           4.7                     6.07
-----------------       -----------        ---------       ---------------
$  0.01  -   7.13         2,445,797           4.3                    $2.04
=================       ===========        =========       ===============


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

                                                                  2000              1999
                                                                  ----              ----
Net loss - as reported                                         $(3,899,987)     $(4,469,376)
Net loss - pro forma                                           $(4,269,155)     $(4,674,364)

Net loss per share - basic and diluted, as reported            $     (0.28)     $     (0.52)
Net loss per share - basic and diluted, pro forma              $     (0.30)     $     (0.55)

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

NOTE 9 - SUBSEQUENT EVENT

         On January 30, 2001, the Company borrowed $5,000,000 from L-R Global Partners, L.P. and signed a demand promissory note in return. Under the terms of this note, the Company must repay the principal and interest due at any time upon the demand of L-R Global. In April 2001, L-R Global issued to the Company a letter, which states that they would not demand repayment of this note prior to December 15, 2001.