Form 10QSB/A
period 2000-08-31
PURCHASESOFT INC
filed 2001-04-05
CIK 727063

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                               AMENDMENT NUMBER 1

     (Mark One)

         /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended August 31, 2000

         / /      Transition report under Section 13 or 15(d) of the Exchange
                  Act

    For the transition period from           to
                                   ---------    --------------

Commission File Number 0-11791

                               PURCHASESOFT, INC.
           (Name of Small Business Issuer as Specified in Its Charter)

             Delaware                                  13-2897997
-------------------------------------     ------------------------------------
  (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                               One Research Drive
                                   Suite 100 B
                              Westborough, Ma 01581
                      ------------------------------------
                    (Address of Principal Executive Offices)

                                 (508) 599-1300
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   /x/                   No   / /

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                          Outstanding At October 10, 2000
------------------------------------------      -------------------------------
         Common Stock, par value                       14,773,046 shares
            $0.01 per share

REASON FOR AMENDMENT

The Company has revised its financial statements for the year ended May 31, 2000 and the quarter ended August 31, 2000 to account for the beneficial conversion feature related to certain convertible debt issued in fiscal 1998. See Note 1 to the Financial Statements.

PURCHASESOFT, INC.

                                      INDEX


 Item                                                                                                            Page
Number                                                                                                          Number
------                                                                                                          ------

PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements
                      Balance Sheets as of August 31, 2000 (Revised) and
                      May 31, 2000 (Revised)..............................................................        3

                      Statements of Operations for the three months ended
                      August 31, 2000 and August 31, 1999.................................................        4

                      Statements of Cash Flows for the three months ended
                      August 31, 2000 and August 31, 1999.................................................        5

                      Notes to the Financial Statements (Revised).........................................      6-8

     Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations ..........................................................     8-13


PART II.          OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K .......................................................       14

     Signatures...........................................................................................       14

PART I.      FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS
                COMPANY FOR WHICH REPORT IS FILED:
                PURCHASESOFT, INC.  (THE "COMPANY")


                               PURCHASESOFT, INC.
                                 BALANCE SHEETS

                                                                  (Unaudited)
                                                                August 31, 2000              May 31, 2000
                                                              ---------------------        ------------------
Assets                                                             (Revised)                     (Revised)
Current Assets
   Cash and cash equivalents                                   $      3,648,338              $     4,992,306
   Accounts receivable, net                                              45,536                       12,709
   Prepaid expenses and other current assets                            204,054                      149,940
                                                                 ---------------               --------------

Total Current Assets                                                  3,897,928                    5,154,955
                                                                 ---------------               --------------

Property and equipment, net                                             772,169                      460,408
                                                                 ---------------               --------------

Other Assets
   Security deposits                                                    266,946                      297,269
                                                                 ---------------               --------------
Total Other Assets                                                      266,946                      297,269
                                                                 ---------------               --------------

Total Assets                                                   $      4,937,043              $     5,912,632
                                                                 ===============               ==============

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
   Accounts payable                                            $        102,931              $       126,893
   Current obligations under capital leases                             120,028                       50,002
   Accrued expenses                                                     585,493                      509,493
   Deferred revenues                                                     41,004                       52,881
                                                                 ---------------               --------------
Total Current Liabilities                                               849,456                      739,269
                                                                 ===============               ==============

Noncurrent Obligations
   Note payable with a related party                                  5,000,000                    5,000,000
   Noncurrent obligations under capital leases                          193,592                       42,460
                                                                 ---------------               --------------
Total Noncurrent Obligations                                          5,193,592                    5,042,460
                                                                 ---------------               --------------

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $0.01 par value, 25,000,000
   shares authorized, 14,733,046 and 14,730,549
   issued and outstanding respectively                                  147,330                      147,305
Additional paid-in-capital (Revised)                                 28,576,747                   28,575,283
Accumulated deficit (Revised)                                       (29,741,050)                 (28,502,653)
                                                                 ---------------               --------------
                                                                     (1,016,973)                     219,935

Less treasury stock (4,780 shares) at cost                              (89,032)                     (89,032)
                                                                 ---------------               --------------
Total Stockholders' Equity (Deficit)                                 (1,106,005)                     130,903
                                                                 ---------------               --------------

Total Liabilities and Stockholders' Equity (Deficit)           $      4,937,043              $     5,912,632
                                                                 ===============               ==============

                See accompanying notes to financial statements.

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
                                        =============         =============

                See accompanying notes to financial statements.

                               PURCHASESOFT, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                         FOR THE THREE MONTHS ENDED
                                                               -----------------------------------------------
                                                                 August 31, 2000           August 31, 1999
                                                               --------------------      ---------------------
Cash flows from operating activities:
   Net loss                                                      $  (1,238,396)           $      (995,483)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                     38,266                     19,178
      Provision for bad debts                                            1,264                      2,057
      (Gain)/Loss on Asset Disposition                                   1,278                         --
      Stock compensation for shares issued for services                     --                     15,000
   Changes in operating assets and liabilities:
      Accounts receivable                                              (34,091)                    27,546
      Prepaid expenses and other assets                                (54,114)                    30,680
      Accounts payable                                                 (23,962)                  (187,021)
      Accrued expenses                                                  76,000                    (93,172)
      Deferred revenue                                                 (11,877)                   (55,424)
                                                                   ------------             --------------
Net cash used in operating activities                               (1,245,632)                (1,236,639)
                                                                   ------------             --------------

Cash flows from investing activities:
   Additions to property and equipment                                (103,276)                   (13,439)
   Proceeds from disposition of assets                                   1,800                         --
   Increase in security deposits                                        30,323                       (390)
                                                                   ------------             --------------
Net cash used in investing activities                                  (71,153)                   (13,829)
                                                                   ------------             --------------

Cash flows from financing activities:
   Net proceeds from exercise of option/warrant                          1,488                         --
   Payment of capital leases                                           (28,671)                   (11,710)
                                                                   ------------             --------------
Net cash used in financing activities                                  (27,183)                   (11,710)
                                                                   ------------             --------------

Net decreases in cash and cash equivalents                          (1,343,968)                (1,262,178)
Cash and cash equivalents, beginning of year                         4,992,306                  3,824,505
                                                                   ------------             --------------
Cash and cash equivalents, end of period                         $   3,648,338            $     2,562,327
                                                                   ============             ==============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $       6,364            $         2,581
   Cash paid for income taxes                                    $          --            $            --
                                                                   ============             ==============

Supplemental disclosure of non-cash transaction:
   Capital lease obligation incurred                             $     249,829            $            --
                                                                   ============             ==============

                See accompanying notes to financial statements.

                               PURCHASESOFT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2000


         NOTE 1.  GENERAL INFORMATION (REVISED):

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

PRODUCT REVENUES

         Product revenues for the three months ended August 31, 2000 was $25,000 compared to $39,975 for the three months ended August 31, 1999, a decrease of $14,975, or 37.5%. During the three months ended August 31, 2000, the Company added one new customer and delivered one PurchaseSoft-TM- software system. In the three months ended August 31, 1999, the Company also added one new customer and delivered one PurchaseSoft-TM- software system. During the three month period ended August 31, 1999, the Company was marketing and selling PurchaseSoft-TM-, a two-tier, 32-bit client server based solution. The target market for this solution was the middle market, principally in North America. In October 1999, the Company began marketing and selling its new flagship product, PurchaseSmart-TM- / SourceSmart-TM-, written in Java and HTML. This new product is priced substantially higher than the PurchaseSoft-TM- product and is being marketed aggressively throughout North America, Europe and Asia. The Company has made no sales of its PurchaseSmart-TM- / SourceSmart-TM- software solution to date. In December 1999, the Company changed its method of distribution from a direct sales based model to one based primarily on resellers and strategic partnerships. The Company believes that this method of distribution will be successful but that it will take some time to implement.

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

         Maintenance revenues for the three months ended August 31, 2000 were $31,676 compared to $35,088 for the three months ended August 31, 1999, a decrease of $3,412 or 9.7%. The following table shows maintenance revenues generated for each of the products being supported during the period noted:

                                             CAP              GTPP              PURCHASESOFT              TOTAL
                                             -------          --------          ------------            ---------
    Three months ended 8/31/00               $     0          $  7,741             $ 23,935             $  31,676
    Three months ended 8/31/99               $   312          $ 27,458             $  7,318             $  35,088

    Dollar change                            $  (312)         $(19,717)            $ 16,617             $  (3,412)
    Percentage change                         (100.0%)           (71.8%)              227.1%                 (9.7%)

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

COSTS AND EXPENSES

COST OF PRODUCT REVENUES

         Cost of product revenues for the three months ended August 31, 2000 was $7,000 compared to $33 for the three months ended August 31, 1999, an increase of $6,967, or 21111.2%. The PurchaseSoft-TM- system sold in the three months ended August 31, 2000 included our WebQUOTE-TM- product, which requires the use of third party software, which the Company licenses. The $7,000 incurred in this current period is the royalty due for third party software. The cost of product revenues have generally been insignificant in relation to product revenues. In the event that the Company relies on third party software as an increasing component of its total software solution, royalties and other costs associated with the licensing of this third party software may become significant. There were no third party royalties in the three months ended August 31, 1999.

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

RESEARCH AND DEVELOPMENT

         Research and development expenses for the three months ended August 31, 2000 were $279,896 compared to $246,703 for the three months ended August 31, 1999, an increase of $33,193, or 13.5%. The Company invested an additional $59,278 in exploring and testing new technologies during the three months ended August 31, 2000 compared to the prior period. Amortization expense of $6,683 was incurred in the three months ended August 31, 2000 relating to purchased software being incorporated in the development of the Company's supplier exchange. Offsetting these increases in part was a decrease in compensation and benefit expenses of $36,895, which was primarily due to the elimination of contracted development costs and a reduction in average headcount from approximately eleven personnel for the three months ended August 31, 1999 to ten personnel for the three month period ended August 31, 2000. The Company intends to make continual and substantial investments in its research and development activities to keep the Company's software solutions at the leading edge of e-Procurement and e-Commerce offerings.

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

PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Management consulting agreement dated as of August 15, 2000 by and between PurchaseSoft, Inc. and Donald LaGuardia. *

                  27.1     Financial Data Schedule filed herewith *

                  *  Filed with original filing on October 11, 2000


         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PURCHASESOFT, INC.


Date:  April 5, 2001          By: /s/  Donald S. LaGuardia
                                 --------------------------------------------
                                 Name:  Donald S. LaGuardia
                                 Title: President and Chief Executive Officer


Date:  April 5, 2001          By: /s/  Philip D. Wolf
                                 --------------------------------------------
                                 Name:  Philip D. Wolf
                                 Title: Treasurer, Chief Financial Officer
                                          and Assistant Secretary