Form 10QSB
period 2001-02-28
PURCHASESOFT INC
filed 2001-04-16
CIK 727063

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

   |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended February 28, 2001

   | | Transition report under Section 13 or 15(d) of the Exchange Act

   For the transition period from            to
                                  ----------    ----------

Commission File Number 0-11791

                               PURCHASESOFT, INC.
                               ------------------
           (Name of Small Business Issuer as Specified in Its Charter)

          DELAWARE                                            13-2897997
-----------------------------                     ------------------------------
 (State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                               ONE RESEARCH DRIVE
                                   SUITE 100 B
                              WESTBOROUGH, MA 01581
                         ------------------------------
                    (Address of Principal Executive Offices)

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

                        Yes   |X|                           No   | |

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                             Outstanding at April 12, 2001
 ----------------------------------              ----------------------------
      COMMON STOCK, PAR VALUE                          15,007,285 SHARES
          $0.01 PER SHARE

                               PURCHASESOFT, INC.

                                     INDEX


 ITEM                                                                       PAGE
NUMBER                                                                     NUMBER
------                                                                     ------
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements

               Balance Sheets as of February 28, 2001 and May 31, 2000.....   3

               Statements of Operations for the three and nine months ended
               February 28, 2001 and February 29, 2000.....................   4

               Statements of Cash Flows for the nine months ended
               February 28, 2001 and February 29, 2000.....................   5

               Notes to the Financial Statements...........................  6-8

   Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations .................................. 9-21


PART II.    OTHER INFORMATION

   Item 2.  Changes in Securities..........................................  21

   Item 6.  Exhibits and Reports on Form 8-K ..............................  22

   Signatures  ............................................................  22

PART I.    FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS
           COMPANY FOR WHICH REPORT IS FILED: PURCHASESOFT, INC. (THE "COMPANY")

                               PURCHASESOFT, INC.
                                 BALANCE SHEETS

                                                             (Unaudited)
                                                          February 28, 2001        May 31, 2000
                                                         --------------------- ------------------
Assets
Current Assets
   Cash and cash equivalents                              $      5,006,745       $     4,992,306
   Accounts receivable, net                                         69,152                12,709
   Prepaid expenses and other current assets                       316,675               149,940
                                                            ---------------        --------------
Total Current Assets                                             5,392,572             5,154,955
                                                            ---------------        --------------
Property and equipment, net                                        891,216               460,408
                                                            ---------------        --------------
Security deposits                                                  324,779               297,269
                                                            ---------------        --------------
Total Assets                                              $      6,608,567       $     5,912,632
                                                            ===============        ==============


Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
   Accounts payable                                       $        382,806       $       126,893
   Current obligations under capital leases                        115,323                50,002
   Accrued expenses                                                695,023               509,493
   Deferred revenues                                                53,161                52,881
                                                            ---------------        --------------
Total Current Liabilities                                        1,246,313               739,269
                                                            ---------------        --------------

Noncurrent Obligations
   Note payable with a related party (Note i)                   10,000,000             5,000,000
   Noncurrent obligations under capital leases                     138,945                42,460
                                                            --------------         --------------
Total Noncurrent Obligations                                    10,138,945             5,042,460
                                                            --------------         --------------

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $0.01 par value, 50,000,000
   shares authorized, 14,990,618 and 14,730,549
   issued and outstanding, respectively                            149,906               147,305
Additional paid-in-capital *                                    29,034,039            28,575,283
Accumulated deficit *                                          (33,871,604)          (28,502,653)
                                                            ---------------        --------------
                                                                (4,687,659)              219,935

Less treasury stock (4,780 shares) at cost                         (89,032)              (89,032)
                                                            ---------------        --------------
Total Stockholders' Equity (Deficit)                            (4,776,691)              130,903
                                                            ---------------        --------------
Total Liabilities and Stockholders' Equity (Deficit)      $      6,608,567       $     5,912,632
                                                            ===============        ==============

* Equity elements at May 31, 2000 have been revised to reflect the beneficial
conversion feature   associated with debt issued in fiscal 1998; see note 1.

                 See accompanying notes to financial statements

                                                     PURCHASESOFT, INC.
                                                  STATEMENT OF OPERATIONS
                                                        (UNAUDITED)

                                            FOR THE THREE MONTHS ENDED                    FOR THE NINE MONTHS ENDED
                                      ---------------------------------------        -------------------------------------
                                        February 28,          February 29,            February 28,          February 29,
                                            2001                  2000                    2001                  2000
                                      -----------------     -----------------        ----------------      ---------------
Net revenues:
   Product                             $       79,871       $        5,000           $      130,931        $      116,155
   Services                                   153,950               51,091                  268,417               181,132
                                         -------------        -------------            -------------         -------------
Total net revenues                            233,821               56,091                  399,348               297,287
                                         -------------        -------------            -------------         -------------

Costs and expenses:
   Cost of product revenues                         0                    0                   14,000                   465
   Cost of service revenues                   284,578              103,446                  473,082               280,138
   Sales and marketing                        569,507              235,658                1,080,132               974,994
   General and administrative                 721,094              556,624                2,249,349             1,470,955
   Research and development                   831,775              195,182                1,834,399               670,312
                                         -------------        -------------            -------------         -------------
Total costs and expenses                    2,406,954            1,090,910                5,650,962             3,396,864
                                         -------------        -------------            -------------         -------------

Operating loss                             (2,173,133)          (1,034,819)              (5,251,614)           (3,099,577)

Interest income (expense)                     (62,215)              12,126                 (117,337)               71,125
                                         -------------        -------------            -------------         -------------

Net loss                               $   (2,235,348)      $   (1,022,693)          $   (5,368,951)       $   (3,028,452)
                                         =============        =============            =============         =============


Net loss per common share
   (Basic and diluted)                 $        (0.15)      $        (0.07)          $        (0.36)       $        (0.22)
                                         =============        =============            =============         =============


Weighted average
   shares outstanding                      14,914,836           14,103,546               14,804,464            13,905,498
                                         =============        =============            =============         =============



                 See accompanying notes to financial statements

                                  PURCHASESOFT, INC.
                               STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                                                                       FOR THE NINE MONTHS ENDED
                                                               -------------------------------------------
                                                                February 28, 2001        February 29, 2000
                                                               --------------------      -----------------
Cash flows from operating activities:
   Net loss                                                      $  (5,368,951)           $    (3,028,452)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                    121,236                     69,333
      Provision for bad debts                                            7,989                      5,945
      (Gain)/loss on asset disposition                                   1,277                        - -
      Stock issued for services                                            - -                     30,000
      Options granted for services                                     283,061                        - -
      Stock to be issued for services                                   90,000                        - -
   Changes in operating assets and liabilities:
      Accounts receivable                                              (64,432)                    81,435
      Prepaid expenses and other assets                               (166,735)                   (18,003)
      Accounts payable                                                 255,913                   (149,016)
      Accrued expenses                                                  95,530                   (146,482)
      Deferred revenue                                                     280                    (40,462)
                                                                   ------------             --------------
Net cash used in operating activities                               (4,744,832)                (3,195,702)
                                                                   ------------             --------------

Cash flows from investing activities:
   Additions to property and equipment                                (305,292)                  (148,955)
   Proceeds from disposition of assets                                   1,800                        - -
   Increase in security deposits                                       (27,510)                      (390)

                                                                   ------------             --------------
Net cash used in investing activities                                 (331,002)                  (149,345)
                                                                   ------------             --------------

Cash flows from financing activities:
   Proceeds from issuance of note payable                            5,000,000                        - -
   Net proceeds from exercise of options/warrants                      178,296                    620,438
   Payment of capital leases                                           (88,023)                   (43,954)

                                                                   ------------             --------------
Net cash provided by financing activities                            5,090,273                    576,484
                                                                   ------------             --------------

Net increases/(decreases) in cash and cash equivalents                  14,439                 (2,768,563)
Cash and cash equivalents, beginning of year                         4,992,306                  3,824,505

                                                                   ------------             --------------
Cash and cash equivalents, end of period                         $   5,006,745            $     1,055,942
                                                                   ============             ==============


Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $      21,842            $         9,818
                                                                   ============             ==============

Supplemental disclosure of non-cash transaction:
   Capital lease obligation incurred                             $     249,829            $        76,946
                                                                   ============             ==============


                 See accompanying notes to financial statements

                                PURCHASESOFT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001

      NOTE 1.  GENERAL INFORMATION:

      The Financial Statements included herein have been prepared by the Company without audit except the May 31, 2000 balance sheet, which was audited. The Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. The Company has revised the historical amounts of additional paid-in-capital and accumulated deficit to reflect the beneficial conversion feature associated with debt issued in fiscal 1998. The effect of the revision was to increase additional paid-in-capital by $3,200,000, with an offsetting increase in accumulated deficit. The adjustment had no effect on reported earnings or earnings per share for fiscal 1999, fiscal 2000 or the periods presented herein. These statements do not include all information required by Generally Accepted Accounting Principles to be included in a full set of Financial Statements. These Financial Statements should be read in conjunction with the May 31, 2000 Financial Statements and notes thereto included in the Company's latest report on Form 10-KSB/A.

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

      Accounts receivable is presented net of an allowance for uncollectible accounts of $43,879 and $35,890 at February 28, 2001 and May 31, 2000, respectively. Bad debt expense is recorded in general and administrative expenses.

      (c)   Research and Development

      The Company is engaged in research and development activities in the area of computer software. In accordance with Generally Accepted Accounting Principles, costs incurred prior to determination of technological feasibility are considered research and development and expensed as incurred. Technological feasibility is determined after a working model has been completed. Capitalized costs are amortized over the shorter of an economic life of one to three years or the proportion of current period product revenues to total expected product revenues. During the first nine months of fiscal 2001, the Company's research and development costs primarily relate to software development during the period prior to technological feasibility and have been charged to expense as incurred. Costs otherwise capitalizable after technological feasibility is achieved have also been expensed because they have been insignificant.

      (d)   Cash and Cash Equivalents

      The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents for financial statement purposes.

      (e)   Property and Equipment

      Property and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operations over the estimated useful lives of the related assets, generally five to seven years, using the straight-line method. Depreciation and amortization expense was $121,236 and $69,333 for the nine months ended February 28, 2001 and February 29, 2000, respectively.

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

      (g)   Loss Per Common Share

      The Company accounts for income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of Common Stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Shares excluded from diluted earnings per share totaled 3,606,226 and 3,771,692 on February 28, 2001 and February 29, 2000, respectively.

      (h)   Stock-Based Compensation

      The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

      (i)   Notes Payable With A Related Party

      On January 30, 2001, the Company borrowed $5,000,000 from L-R Global Partners, L.P. ("L-R Global") and signed a demand promissory note in return. Additionally, on March 23, 2000, the Company had previously borrowed $5,000,000 from L-R Global and signed a demand promissory note in return. L-R Global has provided the Company with a written waiver of the demand provision of both of these notes and on April 12, 2001, L-R Global agreed to convert its outstanding debt to shares of common stock at a price per share of $0.88 per share, the closing price for the Comapny's common stock that day.

      The Company reached a definitive financing agreement with L-R Global before the balance sheet at February 28, 2001 was issued. Accordingly, the Company was able to classify the $10,000,000 in notes payable to noncurrent obligations. This debt will be classified to equity upon conversion, which will occur by June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Except for the historical information contained herein, this Quarterly Report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, (i) the Company's belief in the growth of the e-Procurement and e-Commerce systems software and services market, (ii) expectations for the Company's strategy and future performance, and
(iii) the Company's expectations of the need for, and ability to obtain, additional funding. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the following risks and uncertainties: (i) the Company's history of losses and accumulated deficit, limited revenues, and the uncertainty of future profitability; especially as such may impact the Company's ability to raise capital (ii) risks that the Company may have difficulty raising the additional capital needed to fund continuing operations; (iii) the uncertainty of market acceptance of the Company's products; (iv) risks related to the ability of new management and ability to recruit sales, service, and implementation personnel;
(v) risks related to intense competition in the software field; (vi) risks associated with rapid technological change and new products; (vii) risks relating to the Company's dependence on a single product-line; (viii) risks relating to the Company's new product development and functionality enhancements; (ix) fluctuations in quarterly operating results; and (x) risks relating to the Company's intellectual property and proprietary rights. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed under the caption "Risk Factors" in the Company's Annual Report on Form 10-KSB/A for the year ended May 31, 2000. The forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-QSB, and the Company cautions readers not to place undue reliance on such statements.

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

OVERVIEW

      The Company reported a net loss for the quarter of $2,235,348.

      On January 30, 2001, the Company borrowed $5,000,000 from L-R Global Partners, L.P. ("L-R Global") and signed a demand promissory note in return. Additionally, on March 23, 2000, the Company had previously borrowed $5,000,000 from L-R Global and signed a demand promissory note in return. L-R Global has provided the Company with a written waiver of the demand provision of both of these notes and on April 12, 2001, L-R Global agreed to convert its outstanding debt to shares of common stock at a price per share of $0.88 per share, the closing price for the Comapny's common stock that day.
The Company reached a definitive financing agreement with L-R Global before the balance sheet at February 28, 2001 was issued. Accordingly, the Company was able to classify the $10,000,000 in notes payable to noncurrent obligations. This debt will be classified to equity upon conversion, which will occur by June 30, 2001.

      On February 21, 2001, the Company entered into an agreement with VIA Design and Marketing, Inc. ("VIA") to provide marketing consulting services in the areas of marketing strategy, brand awareness, logo and tag line development and in addition, VIA will also create an interactive and intelligent Web site that the Company expects will be a fruitful source of new customer leads. Under the arrangement, the Company paid $150,000 to VIA in February for Phases I through III, which covered marketing strategy, brand awareness, logo and tag line development and also paid $35,000 as a down payment against Phase V, which involves the planning and development of the Company's Web site. The agreement specifies that the total fee for Phase V is $350,000, but the Company is not obligated to complete this phase. The Company will assess whether it will proceed with Phase V as Phases I through III get completed.

      On March 15, 2001, subsequent to the end of the quarter, the Company entered into an agreement with Tata Infotech Limited ("Tata") to provide computer consultancy, programming and testing services. The Company has retained Tata to allow accelerated development along two parallel paths: The Company's internal development resources will be dedicated to the maintenance and enhancement of its existing PurchaseSmart(TM) product, built on the SilverStream(TM) development platform. Tata will create a J2EE compliant new core product offering. The Company anticipates this new product will be available to customers in the third quarter of fiscal 2002. Under this agreement, the work to be performed by Tata has been outlined in five phases. Phase I is a project scoping and discovery phase, which is being performed by Tata for a fixed fee of $109,000. Upon completion of Phase I, Tata will provide the Company with the estimated fees to perform the remaining four phases. The Company is not obligated under the agreement to continue with phases II through V. Based on discussions with Tata to date, the Company is projecting that the fees to complete the project will be in the range of $500,000 to $1,000,000 with the fees projected to be paid over a ten month period.

      On March 28, 2001, subsequent to the end of the quarter, the Company engaged Devonshire Holdings, LLC ("Devonshire"), to act as its financial advisor. Devonshire will assist the Company in analyzing its capital requirements and development of its financing strategy, which may include public or private debt or equity financings. Fees earned by Devonshire under the arrangement are performance based and provide for certain fixed monthly advisory fees as well as investment banking fees, which are payable in cash and warrants. These fees are only payable to Devonshire upon a successful infusion of new capital into the Company. The agreement may be terminated by either party upon sixty days written notice. Although historically the Company has been successful in raising new capital when needed, the Company cannot make assurances that it will be successful in raising additional debt or equity capital.

REVENUES

TOTAL REVENUES

      Total revenues, which includes product and service revenues, for the three months ended February 28, 2001 were $233,821, compared to $56,091 for the three months ended February 29, 2000, an increase of $177,730, or 316.9%.

      Total revenues, which includes product and service revenues, for the nine months ended February 28, 2001 were $399,348, compared to $297,287 for the nine months ended February 29, 2000, an increase of $102,061, or 34.3%.

PRODUCT REVENUES

      Product revenues for the three months ended February 28, 2001 were $79,871, compared to $5,000 for the three months ended February 29, 2000, an increase of $74,871, or 1,497.4%. During the three months ended February 28, 2001, the Company did not add any new customers but continued to recognize software license revenue in connection with the delivery of a PurchaseSmart(TM) software system in the second quarter of fiscal 2001, which was deemed to have extended payment terms and is being accounted for on a ratable basis as the monthly installments become due. In the three months ended February 29, 2000, the Company did not add any new customers but did deliver an additional PurchaseSoft(TM) system module to an existing customer.

      Product revenues for the nine months ended February 28, 2001 were $130,931, compared to $116,155 for the nine months ended February 29, 2000, an increase of $14,776, or 12.7%. During the nine months ended February 28, 2001, the Company added two new customers and delivered one PurchaseSoft(TM) software system and also delivered its first PurchaseSmart(TM) software system, which is written in JAVA and HTML. The terms of the PurchaseSmart(TM) sale call for the software license and maintenance agreement to be paid in twelve monthly installments and professional services to be paid in six monthly installments. As such, this arrangement is deemed to have extended payment terms and is being accounted for on a ratable basis as the payments become due. In the nine months ended February 29, 2000, the Company added three new customers and delivered three PurchaseSoft(TM) software systems and one PurchaseSoft(TM) module to an existing customer.

SERVICE REVENUES

      Professional service revenues for the three months ended February 28, 2001 were $107,414, compared to $9,400 for the three months ended February 29, 2000, an increase of $98,014, or 1,042.7%. This increase results from a combination of two factors. The first factor relates to the relationship of professional service revenues generated by product revenues, both in terms of absolute dollars and percentages. In the three months ended February 28, 2001, professional service revenues generated by product revenues were $107,414, or 134.5% of product revenues, compared to $1,500 in professional service revenues, or 30.0% of product revenues, for the three months ended February 29, 2000, an increase of $105,914 or 7,060.9%. The second factor relates to the professional service revenues generated from existing customers. In the three months ended February 28, 2001, the Company did not generate any professional service revenues from existing customers whereas it generated $7,900 in professional service revenues from existing customers for the three months ended February 29, 2000, a decrease of $7,900, or 100.0%.

      Maintenance revenues for the three months ended February 28, 2001 were $46,536, compared to $41,691 for the three months ended February 29, 2000, an increase of $4,845 or 11.6%. The following table shows maintenance revenues generated for each of the products being supported during the periods noted:

                                      CAP &
                                      GTPP        PurchaseSoft     PurchaseSmart      Total
                                      ------      ------------     --------------     -----
    Three months ended 2/28/01      $  1,072       $  24,973           $20,491      $ 46,536
    Three months ended 2/29/00       $20,165       $  21,526           $     0      $ 41,691

    Dollar change                   ($19,093)      $   3,447           $20,491      $  4,845
    Percentage change                ( 94.7%)          16.0%             n/a           11.6%

CAP(TM) - Computer Aided Purchasing, DOS-based system (Supported through December 31, 1999).

GTPP(TM) - GT PurchasePro, Two-tier, 16-bit client server-based system (Supported generally through May 31, 2000, except for several specific customers who will be supported until their one year agreements expire).

PURCHASESOFT(TM)  - Two-tier, 32-bit client server-based system.

PURCHASESMART(TM) - JAVA/HTML-based system.

      In the three months ended February 28, 2001, maintenance revenues associated with the CAP and GTPP products that were no longer being supported or were being phased out were down $19,093 as compared to the three months ended February 29, 2000. In contrast, the Company's maintenance revenues on its PurchaseSoft(TM) product increased by $3,447, or 16.0%, over the three months ended February 29, 2000. Maintenance on the Company's newest product, PurchaseSmart(TM) was $20,491 during the three months ended February 28, 2001. There was no maintenance revenue for the PurchaseSmart(TM) product for the three months ended February 29, 2000.

      Professional service revenues for the nine months ended February 28, 2001 were $153,910, compared to $61,767 for the nine months ended February 29, 2000, an increase of $92,143, or 149.2%. This increase results from a combination of two factors. The first factor relates to the relationship of professional service revenues generated by product revenues, both in terms of absolute dollars and percentages. In the nine months ended February 28, 2001, professional service revenues generated by product revenues were $148,960, or 113.8% of product revenues, compared to $20,967 in professional service revenues, or 18.1% of product revenues, for the nine months ended February 29, 2000, an increase of $127,993 or 610.4%. The second factor relates to the professional service revenues generated from existing customers. In the nine months ended February 28, 2001, the Company generated $4,950 of professional service revenues from existing customers whereas it generated $40,800 in professional service revenues from existing customers for the nine months ended February 29, 2000, a decrease of $35,850, or 87.9%.

      Maintenance revenues for the nine months ended February 28, 2001 were $114,507, compared to $119,365 for the nine months ended February 29, 2000, a decrease of $4,858 or 4.1%. The following table shows maintenance revenues generated for each of the products being supported during the periods noted:

                                   CAP &
                                   GTPP        PurchaseSoft      PurchaseSmart     Total
                                   ------      ------------      --------------    -----
    Nine months ended 2/28/01     $13,644      $  73,686          $   27,177       $ 114,507
    Nine months ended 2/29/00     $72,036      $  47,329          $        0       $ 119,365

    Dollar change                ($58,392)     $  26,357          $   27,177      ($   4,858)
    Percentage change             ( 81.1%)         55.7%               n/a             (4.1%)

CAP(TM) - Computer Aided Purchasing, DOS-based system (Supported through December 31, 1999).

GTPP(TM) - GT PurchasePro, Two-tier, 16-bit client server-based system (Supported generally through May 31, 2000, except for several specific customers who will be supported until their one year agreements expire).

PURCHASESOFT(TM)  - Two-tier, 32-bit client server-based system.

PURCHASESMART(TM) - JAVA/HTML-based system.

      In the nine months ended February 28, 2001, maintenance revenues associated with the CAP and GTPP products that were no longer being supported or being phased out were down $58,392 as compared to the nine month period ended February 29, 2000. In contrast, the Company's maintenance revenues on its PurchaseSoft(TM) product increased by $26,357, or 55.7%, over the nine months ended February 29, 2000. Maintenance on the Company's newest product, PurchaseSmart(TM) was $27,177 during the nine months ended February 28, 2001. There was no maintenance revenue for the PurchaseSmart(TM) product for the nine months ended February 29, 2000.

      Maintenance contracts for the GT PurchasePro(TM) and PurchaseSoft(TM) software products have been generally sold to customers for 15% of the software product list price for a one-year renewable term. Maintenance contracts for the PurchaseSmart(TM) software product are generally being sold to customers for 18% of the software list price for a one-year renewable term. The Company records payment of these maintenance contracts as deferred maintenance revenue and recognizes revenue ratably over the term of the contract. These contracts entitle the customer to telephone support and unspecified upgrades, as they become available. The Company believes that maintenance and support services are a very important component of the overall solution it is providing and intends to continue investing in the personnel and technical resources necessary to provide customers with state of the art maintenance and support services.

COSTS AND EXPENSES

COST OF PRODUCT REVENUES

      There was no cost of product revenues for the three months ended February 28, 2001 or for the three months ended February 29, 2000.

      Cost of product revenues for the nine months ended February 28, 2001 was $14,000, compared to $465 for the nine months ended February 29, 2000, an increase of $13,535, or 2910.8%. The $14,000 incurred during the nine months ended February 28, 2001 are royalty payments due for third party software. Cost of product revenues has generally been insignificant in relation to product revenues. In the event that the Company relies on third party software as an increasing component of its total software solution, royalties and other costs associated with the licensing of this third party software may become significant. There was no third party royalties incurred during the nine months ended February 29, 2000.

COST OF SERVICE REVENUES

      Cost of service revenues for the three months ended February 28, 2001 was $284,578, compared to $103,446 for the three months ended February 29, 2000, an increase of $181,132, or 175.1%. Compensation and benefit expenses increased $91,260 resulting from an average increase of approximately three additional personnel during the three months ended February 28, 2001 as compared to the three months ended February 29, 2000. Travel expenses increased $17,709. Recruiting fees increased $15,626. Technical consulting fees increased $53,435. The Company intends to continue to build its customer support infrastructure in order to offer its customers timely, thorough and accurate support and professional services. Many of these costs are fixed and therefore may bear no variable relationship to service revenues in the short term. The Company expects that cost of service revenues will continue to increase in absolute dollars, and that they are likely to grow in proportional terms, at a faster rate than the related service revenue, until such time as revenues grow and reach full utilization of the costs used to produce them.

      Cost of service revenues for the nine months ended February 28, 2001 was $473,082, compared to $280,138 for the nine months ended February 29, 2000, an increase of $192,944, or 68.9%. Compensation and benefit expenses increased $113,674 resulting from an average increase of approximately two additional personnel during the nine months ended February 28, 2001 as compared to the nine months ended February 29, 2000. Travel expenses increased $37,993. Recruiting fees increased $15,805. Technical consulting fees increased $28,478. The Company intends to continue to build its customer support infrastructure in order to offer its customers timely, thorough and accurate support and professional services. Most of these costs are fixed and therefore may bear no variable relationship to service revenues in the short term. The Company expects that cost of service revenues will continue to increase in absolute dollars, and that they are likely to grow in proportional terms, at a faster rate than the related service revenue, until such time as revenues grow and reach full utilization of the costs used to produce them.

SALES AND MARKETING.

      Sales and marketing expenses for the three months ended February 28, 2001 were $569,507, compared to $235,658 for the three months ended February 29, 2000, an increase of $333,849, or 141.7%.

      Sales expenses increased from $78,503 for the three months ended February 29, 2000 to $155,429 for the three months ended February 28, 2001, an increase of $76,926, or 98.0%. In the three month period ended February 28, 2001, travel expenses increased $11,582 over the comparable prior period, hosting fees the Company pays to provide product demonstrations to prospects increased $32,694, an independent salesperson under contract was eliminated (saving $20,592) and recruiting fees increased by $45,000. During this quarter, the Company decided, based on feedback it had received from numerous strategic partners with which it had discussions regarding distribution of the Company's product, that is was necessary to build a direct sales force. In December 2000, the Company appointed Patrick Delahunty as Vice President of Sales to build the Company's direct sales force. In February 2001, the Company hired three seasoned sales account executives and expects to hire additional account executives and pre-sales engineers in the future. The Company expects to incur significant sales expenses in future periods.

      Marketing expenses increased from $157,155 for the three months ended February 29, 2000 to $414,078 for the three months ended February 28, 2001, an increase of $256,923, or 163.5%. Compensation and benefit expenses increased $25,320 resulting from an average of approximately one additional marketing person for the three months ended February 28, 2001 as compared to the three months ended February 29, 2000. Marketing consulting fees increased by $207,765 during the quarter, of which $150,000 was paid to VIA Design and Marketing, Inc. Outbound lead generation services increased by $34,500 and Web design fees increased by $39,653, of which $35,000 was paid to VIA Design and Marketing, Inc. Offsetting these increases in part were decreases in tradeshow costs, collateral design and printing costs and other general marketing expenses of $53,405. In February 2001, the Company entered into an agreement with VIA Design and Marketing, Inc. to provide marketing consulting services in the areas of marketing strategy, brand awareness, logo and tag line development and in addition, VIA will also create an interactive and intelligent Web site that the Company expects will be a fruitful source of new customer leads. Under the arrangement, the Company paid $150,000 to VIA in February for Phases I through III, which covered marketing strategy, brand awareness, logo and tag line development and also paid $35,000 as a down payment against Phase V, which involves the planning and development of the Company's Web site. The agreement specifies that the total fee for Phase V is $350,000, but the Company is not obligated to complete this phase. The Company will assess whether it will proceed with Phase V as Phases I through III get completed. Also in February 2001, the Company entered into an agreement with a company to provide outbound lead generation services. This service provides the Company with three full-time dedicated inside sales representatives, who use state of the art technology and are experienced in technology lead generation campaigns. Payment for this service is on a fixed fee basis plus sales commissions paid for leads generated through its system that are ultimately closed by PurchaseSoft account executives. The Company expects to incur significant marketing expenses in future periods.

      Sales and marketing expenses for the nine months ended February 28, 2001 were $1,080,132, compared to $974,994 for the nine months ended February 29, 2000, an increase of $105,138, or 10.8%.

      Sales expenses decreased from $496,592 for the nine months ended February 29, 2000 to $324,155 for the nine months ended February 28, 2001, a decrease of $172,437, or 34.7%. Compensation and benefit expenses decreased $236,506 resulting from the restructuring of the Company's primary method of distribution in December 1999 from a direct sales force to an indirect sales force using resellers and partners, which resulted in many of the direct sales positions being eliminated. During the quarter ended February 28, 2001, the Company decided based on feedback it had received from numerous strategic partners with which it had discussions regarding distribution of the Company's product, that is was necessary to re-build its direct sales force. In December 2000, the Company appointed Patrick Delahunty as Vice President of Sales to build the Company's direct sales force. In February 2001, the Company hired three seasoned sales account executives and expects to hire additional account executives and pre-sales engineers in the future. Hosting fees the Company pays to provide product demonstrations to prospects increased $98,082, recruiting fees increased by $37,099 and an independent salesperson under contract was eliminated, saving $64,492.

      Marketing expenses increased from $478,402 for the nine months ended February 29, 2000 to $755,977 for the nine months ended February 28, 2001, an increase of $277,575, or 58.0%. Compensation and benefit expenses increased $95,880 resulting from an average of approximately three additional marketing personnel for the nine months ended February 28, 2001 as compared to the nine months ended February 29, 2000. Marketing consulting fees increased by $185,215 during this period, of which $150,000 was paid to VIA Design and Marketing, Inc. Web design fees increased by $32,901, of which $35,000 was paid to VIA Design and Marketing, Inc. Offsetting these increases in part were decreases in other marketing expenses of $36,421. In February 2001, the Company entered into an agreement with VIA Design and Marketing, Inc. to provide marketing consulting services in the areas of marketing strategy, brand awareness, logo and tag line development and in addition, VIA will also create an interactive and intelligent Web site that the Company expects will be a fruitful source of new customer leads. Under the arrangement, the Company paid $150,000 to VIA in February for Phases I through III, which covered marketing strategy, brand awareness, logo and tag line development and also paid $35,000 as a down payment against Phase V, which involves the planning and development of the Company's Web site. The agreement specifies that the total fee for Phase V is $350,000, but the Company is not obligated to complete this phase. Also in February 2001, the Company entered into an agreement with a company to provide outbound lead generation services. This service provides the Company with three full-time dedicated inside sales representatives, who use state of the art technology and are experienced in technology lead generation campaigns. Payment for this service is on a fixed fee basis plus sales commissions paid for leads generated through its system that are ultimately closed by PurchaseSoft account executives. The Company expects to incur significant marketing expenses in future periods.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses for the three months ended February 28, 2001 were $721,094, compared to $556,624 for the three months ended February 29, 2000, an increase of $164,470, or 29.5%. Travel expenses increased $67,840 in the three months ended February 28, 2001 over the three months ended February 29, 2000 reflecting trips made by executives in developing the Company's indirect distribution network of resellers, alliance partners and key prospects. Also increasing in the three months ended February 28, 2001 was depreciation expense, which increased $10,143 resulting from new capital additions, general overhead expenses, which increased $28,846, legal and accounting expenses, which increased $45,208, consulting fees, which increased $126,573, primarily relating to a non-statutory option granted to Donald S. LaGuardia as a CEO consultant to the Company and occupancy costs, which increased $29,403 resulting from increased rents associated with the new corporate headquarters in Westborough, Massachusetts and the Company's new facility in Roseland, New Jersey. Offsetting these increases in part were compensation and benefit expenses, which decreased $151,565, primarily due to non-recurring severance payments recorded in the three month period ended February 29, 2000, and a decrease of $11,708 in stockholder mailing and communication expenses, primarily due to the absence of any costs associated with the Annual Meeting of Stockholders, which was held in the second quarter of this fiscal year as compared to the third quarter of the prior fiscal year.

      General and administrative expenses for the nine months ended February 28, 2001 were $2,249,349, compared to $1,470,955 for the nine months ended February 29, 2000, an increase of $778,394, or 52.9%. Travel expenses increased $219,879 in the nine months ended February 28, 2001 over the nine months ended February 29, 2000 reflecting trips made by executives in developing the Company's indirect distribution network of resellers, alliance partners and key prospects. Also increasing in the nine months ended February 28, 2001 was depreciation expense, which increased $31,338 resulting from new capital additions, relocation expenses of $51,987, which were incurred to move several employees from remote offices to the new corporate headquarters in Westborough, Massachusetts as well as moving and reinstalling equipment from the old offices to the new corporate headquarters, general overhead expenses, which increased $45,632, legal and accounting expenses, which increased $87,280, consulting fees, which increased $302,495, primarily relating to a non-statutory option granted to Donald S. LaGuardia as a CEO consultant to the Company, occupancy costs, which increased $125,588 resulting from increased rents associated with the new corporate headquarters in Westborough, Massachusetts and the Company's new facility in Roseland, New Jersey and stockholder mailing, communication and filing expenses, which increased $14,450. Offsetting these increases in part were compensation and benefit expenses, which decreased $130,984, primarily due to non-recurring severance payments recorded in the nine month period ended February 29, 2000.

RESEARCH AND DEVELOPMENT

      Research and development expenses for the three months ended February 28, 2001 were $831,775, compared to $195,182 for the three months ended February 29, 2000, an increase of $636,593, or 326.2%. Compensation and benefit expenses increased $202,732 resulting from an average of approximately ten additional R & D personnel for the three months ended February 28, 2001 as compared to the three months ended February 29, 2000. Amortization expense of $6,683 was incurred in the three months ended February 28, 2001 relating to purchased software being used in the development of the Company's supplier exchange service. Hosting fees of $13,374 were incurred in the three months ended February 28, 2001 to continue testing the Company's software in an Internet environment. The Company increased its use of specialized and highly skilled technical consultants in the three months ended February 28, 2001 by $431,915 over the three months ended February 29, 2000 to perform certain maintenance and specialized enhancements to its PurchaseSmart(TM) product. On March 15, 2001, subsequent to the end of the quarter, the Company entered into an agreement with Tata Infotech Limited ("Tata") to provide computer consultancy, programming and testing services. The Company has retained Tata to allow accelerated development along two parallel paths: The Company's internal development resources will be dedicated to the maintenance and enhancement of its existing PurchaseSmart(TM) product, built on the SilverStream(TM) development platform. Tata will create a J2EE compliant new core product offering. The Company anticipates this new product will be available to customers in the third quarter of fiscal 2002. Under this agreement, the work to be performed by Tata has been outlined in five phases. Phase I is a project scoping and discovery phase, which is being performed by Tata for a fixed fee of $109,000. Upon completion of Phase I, Tata will provide the Company with the estimated fees to perform the remaining four phases. The Company is not obligated under the agreement to continue with phases II through V. Based on discussions with Tata to date, the Company is projecting that the fees to complete the project will be in the range of $500,000 to $1,000,000 with the fees projected to be paid over a ten month period. The Company intends to make continual and substantial investments in its research and development activities to keep the Company's software solutions at the leading edge of e-Procurement and e-Commerce offerings.

      Research and development expenses for the nine months ended February 28, 2001 were $1,834,399 compared to $670,312 for the nine months ended February 29, 2000, an increase of $1,164,087, or 173.7%. Compensation and benefit expenses increased $254,351 resulting from an average of approximately four additional R & D personnel for the nine months ended February 28, 2001 as compared to the nine months ended February 29, 2000. Amortization expense of $20,050 was incurred in the nine months ended February 28, 2001 relating to purchased software being used in the development of the Company's supplier exchange service. Hosting fees of $31,206 were incurred in the nine months ended February 28, 2001 to continue testing the Company's software in an Internet environment. Recruiting fees increased $39,810 in the nine months ended February 28, 2001. The Company increased its use of specialized and highly skilled technical consultants in the nine months ended February 28, 2001 by $812,635 over the nine months ended February 29, 2000 to perform certain maintenance and specialized enhancements to its PurchaseSmart(TM) product. On March 15, 2001, subsequent to the end of the quarter, the Company entered into an agreement with Tata Infotech Limited ("Tata") to provide computer consultancy, programming and testing services. The Company has retained Tata to allow accelerated development along two parallel paths: The Company's internal development resources will be dedicated to the maintenance and enhancement of its existing PurchaseSmart(TM) product, built on the SilverStream(TM) development platform. Tata will create a J2EE compliant new core product offering. The Company anticipates this new product will be available to customers in the third quarter of fiscal 2002. Under this agreement, the work to be performed by Tata has been outlined in five phases. Phase I is a project scoping and discovery phase, which is being performed by Tata for a fixed fee of $109,000. Upon completion of Phase I, Tata will provide the Company with the estimated fees to perform the remaining four phases. The Company is not obligated under the agreement to continue with phases II through V. Based on discussions with Tata to date, the Company is projecting that the fees to complete the project will be in the range of $500,000 to $1,000,000 with the fees projected to be paid over a ten month period. The Company intends to make continual and substantial investments in its research and development activities to keep the Company's software solutions at the leading edge of e-Procurement and e-Commerce offerings.

NET INTEREST INCOME/EXPENSE

      Net interest income for the three months ended February 29, 2000 was $12,126, compared to net interest expense of $62,215 for the three months ended February 28, 2001, a decrease of $74,341. Interest expense increased $102,585 primarily due to the interest accrued to L-R Global Partners, L.P. on the Company's demand promissory notes held by L-R Global. Interest income increased $28,244 due to average higher cash balances.

      Net interest income for the nine months ended February 29, 2000 was $71,125, compared to net interest expense of $117,337 for the nine months ended February 28, 2001, a decrease of $188,462. Interest expense increased $261,104 primarily due to the interest accrued to L-R Global Partners, L.P. on the Company's demand promissory notes held by L-R Global. Interest income increased $72,642 due to average higher cash balances.

NET LOSS

      For the three months ended February 28, 2001, the Company reported a net loss of $2,235,348 (or $0.15 per share) as compared with a net loss of $1,022,693 (or $0.07 per share) for the three months ended February 29, 2000. The loss for the three months ended February 28, 2001 increased over the loss for the three months ended February 29, 2000, by $1,212,655. This increased loss is primarily attributable to increased cost of service revenues of $181,132, an increase in sales and marketing expenses of $333,849, an increase in general and administrative expenses of $164,470, an increase in research and development expenses of $636,593 and a decrease in net interest income of $74,341, which were offset in part by an increase in revenues of $177,730. The increase in the loss per share results from an increase in the net loss of $1,212,655 in the three months ended February 28, 2001 and is offset in part by an increase in the average outstanding shares during the three months ended February 28, 2001 to 14,914,836 from 14,103,546 for the three months ended February 29, 2000.

      For the nine months ended February 28, 2001, the Company reported a net loss of $5,368,951 (or $0.36 per share) as compared with a net loss of $3,028,452 (or $0.22 per share) for the nine months ended February 29, 2000. The loss for the nine months ended February 28, 2001 increased over the loss for the nine months ended February 29, 2000, by $2,340,499. This increased loss is primarily attributable to increased costs of product and service revenues of $206,479, an increase in sales and marketing expenses of $105,138, an increase in general and administrative expenses of $778,394, an increase in research and development expenses of $1,164,087, a decrease in net interest income of $188,462, which were offset in part by an increase in revenues of $102,061. The increase in the loss per share results from an increase in the net loss of $2,340,499 in the nine months ended February 28, 2001 and is offset in part by an increase in the average outstanding shares during the nine months ended February 28, 2001 to 14,804,464 from 13,905,498 for the nine months ended February 29, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      As of February 28, 2001, the Company had cash and cash equivalents totaling $5,006,745 and working capital of $4,146,259. Cash and cash equivalents increased $14,439 during the nine months ended February 28, 2001. The Company used $4,744,832 of cash in operating activities during the nine months ended February 28, 2001 of which $5,368,951 was the net loss for the period. Reducing the net loss was $503,563 of non-cash expenses consisting of depreciation, amortization, options and stock granted for services. Further reducing the net loss was a net increase in operating liabilities over operating assets of $120,556 primarily attributable to increases in accounts payable and accrued expenses, which were offset in part by increases in accounts receivable and prepaid expenses. The Company used $331,002 of cash in investing activities during the nine months ended February 28, 2001 to acquire property and equipment totaling $305,292, to increase security deposits by $27,510, which were offset in part by the proceeds of $1,800 relating to the disposition of certain assets. The Company generated $5,090,273 of cash in financing activities during the nine months ended February 28, 2001 by issuing a demand promissory note to L-R Global Partners, L.P. in the amount of $5,000,000, through the exercise of stock options and warrants, which totaled $178,296 and these proceeds were reduced in part by capital lease payments of $88,023.

      In March 2000, the Company borrowed $5,000,000 from L-R Global Partners, L.P. ("L-R Global") and signed a demand promissory note in return. In January 2001, the Company borrowed another $5,000,000 from L-R Global and signed a demand promissory note in return. Proceeds from these demand promissory notes are being used to fund the Company's sales and marketing activities, product development initiatives, customer support, and other general operating expenses. On April 12, 2001, L-R Global agreed to convert its outstanding debt to shares of common stock at a price of $.88 per share, the closing price for the Company's common stock that day. The Company reached a definitive financing agreement with L-R Global before the balance sheet at February 28, 2001 was issued. Accordingly, the Company was able to classify the $10,000,000 in notes payable to noncurrent obligations. This debt will be classified to equity upon conversion, which will occur by June 30, 2001.

      The Company made $555,121 in capital expenditures during the nine months ended February 28, 2001, including assets acquired under capital leases, as compared with $225,901 in the nine months ended February 29, 2000. The most significant asset acquired was a software license the Company is using in building its supplier exchange solution. The cost of this license was $267,309, of which the Company paid $17,480 in cash and entered into a capital lease for the balance of $249,829. The terms of this lease require the Company to pay $8,053 per month for thirty-six months at an effective interest rate of approximately 9.9%. The Company had no significant commitments as of February 28, 2001 for capital expenditures.

      As of February 28, 2001, the Company had approximately $5 million in cash, which the Company believes is sufficient to fund its planned operating expenses and capital requirements until July 31, 2001. The Company engaged Devonshire Holdings, LLC ("Devonshire") on March 28, 2001, subsequent to the end of the quarter, to act as its financial advisor. Devonshire will assist the Company in analyzing its capital requirements and development of its financing strategy, which may include public or private debt or equity financings. Fees earned by Devonshire under the arrangement are performance based and provide for certain fixed monthly advisory fees as well as investment banking fees, which are payable in cash and warrants. These fees are only payable to Devonshire upon a successful infusion of new capital into the Company. The agreement may be terminated by either party upon sixty days written notice. Although historically the Company has been successful in raising new capital when needed, the Company cannot make assurances that it will be successful in raising additional debt or equity capital.

PART II.    OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES

      On December 5, 2000, the Company issued 70,014 shares of the Company's Common Stock to L-R Global Partners, L.P. upon the exercise of a warrant, which raised an aggregate sum of $81,216 and had an exercise price of $1.16 per share. The issuance of the Common Stock was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

      On January 26, 2001, the Company issued a total of 45,374 shares of the Company's Common Stock under net exercise issue provisions of two warrants held by non-reporting individuals at an exercise price of $1.03 per share. These shares were paid for by surrendering a total of 41,710 additional shares of stock covered by these warrants and the subsequent cancellation of these shares in exchange for the issuance of the 45,374 shares acquired. The issuance of the Common Stock was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10.1   Employment agreement dated January 25, 2001 between the Company and Jeffrey Pinkerton.
            10.2   Agreement dated February 21, 2001 between the Company and
                   VIA Marketing and Design, Inc.
            10.3   Agreement dated March 15, 2001 between the Company and
                   Tata Infotech Limited.
            10.4   Demand  promissory note dated January 30, 2001, of PurchaseSoft,
                   Inc. to L-R Global Partners, L.P.


      (b)   Reports on Form 8-K

            None.



                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    PURCHASESOFT, INC.


Date:  April 16, 2001          By:  /s/  Donald S. LaGuardia
                                  ---------------------------------------------
                                    Name:  Donald S. LaGuardia
                                    Title: President and Chief Executive Officer



Date:  April 16, 2001          By:  /s/  Philip D. Wolf
                                  ---------------------------------------------
                                    Name:  Philip D. Wolf
                                    Title: Treasurer, Chief Financial Officer
                                           and Assistant Secretary