Form 10KSB
period 2001-05-31
PURCHASESOFT INC
filed 2001-08-29
CIK 727063

================================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2001;

or

[   ]       Transition Report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 for the transition period from ___________ to
            ___________.


Commission File Number 0-11791



                               PURCHASESOFT, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


          DELAWARE                                            13-2897997
-------------------------------                         ---------------------
(State or Other Jurisdiction of                            (IRS Employer ID No.)
 Incorporation or Organization)

One Research Drive
Suite 100 B                                                     01581
WESTBOROUGH, MA  01581                                    ----------------
-------------------------------------------                  (Zip Code)
(Address of Principal Executive Offices)

Issuer's Telephone Number, Including Area Code:             (508) 599-1300

Securities Registered Under Section 12(b) of the Exchange Act:     None
Securities Registered Under Section 12(g) of the Exchange Act:

TITLE OF EACH CLASS
------------------------------------------
Common Stock, par value $0.01 per share


================================================================================

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

Issuer's revenues for its most recent fiscal year:   $603,880

The aggregate market value of the common stock, par value $0.01 per share, held by non-affiliates of the Registrant (totaling 4,990,657 shares) was $3,892,712 as of August 15, 2001 (based upon the closing bid of the Registrant's common stock on the OTC Bulletin Board on August 15, 2001 of $0.78 per share). The term affiliates is deemed, for this purpose only, to refer only to directors, officers, and principal stockholders of the Issuer.

State the number of shares outstanding in each of the issuer's classes of common equity, as of August 15, 2001.

                  CLASS                                  OUTSTANDING
                  -----                                  -----------
           Common Stock, par value                    26,993,905 shares
            $0.01 per share



                       DOCUMENTS INCORPORATED BY REFERENCE

         No documents are incorporated by reference into this Annual Report on Form 10-KSB.

                               PURCHASESOFT, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                                  MAY 31, 2001

                              CROSS REFERENCE SHEET


                                                                                                 (CONFORM PAGE #S)

                                             PART I                                                         PAGE
                                                                                                            ----

Item 1        Description of Business                                                                          3


Item 2        Description of Property                                                                         13

Item 3        Legal Proceedings                                                                               13

Item 4        Submission of Matters to a Vote of Security Holders                                             13


                                           PART II

Item 5        Market for Common Equity and Related Stockholder Matters                                        14

Item 6        Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                                   16

Item 7        Financial Statements                                                                            21

Item 8        Changes in and Disagreements with Accountants on Accounting                                     21
              and Financial Disclosure

                                           PART III

Item 9        Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act                                               22

Item 10       Executive Compensation                                                                          25

Item 11       Security Ownership of Certain Beneficial Owners and
              Management                                                                                      29

Item 12       Certain Relationships and Related Transactions                                                  31

Item 13       Exhibits and Reports on Form 8-K                                                                32


                   A WARNING ABOUT FORWARD-LOOKING STATEMENTS

         Except for the historical information contained herein, this Annual Report on Form 10-KSB contains and may incorporate by reference "forward-looking" statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. These statements can be identified by the use of forward-looking terminology such as "may," "will," "believe," "intend," "expect," "anticipate," "estimate," "continue," or other similar words. Variations on those or similar words, or the negatives of those words, also may indicate forward-looking statements. Although we believe that the expectations reflected in this Annual Report are reasonable, we cannot assure you that our expectations will prove to be correct. We have included a discussion entitled "Risk Factors" in this Annual Report, highlighting important factors that could cause our actual results to differ materially from our expectations. If in the future you hear or read any forward-looking statements about us, you should refer back to the discussion in "Risk Factors." The forward-looking statements in this Annual Report are accurate only as the date of this Annual Report. If our expectations change, or if new events, conditions or circumstances arise, we are not required to, and may not, update or revise any forward-looking statement in this Annual Report.

         These forward-looking statements include expressions of interest in our PurchaseSmart(TM) software product, as well as the potential for future orders of our software product or new products that we may later introduce. Forward-looking statements are inherently uncertain. Our actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to risks and uncertainties, including the following:

         o our history of losses, accumulated deficit, inconsistent revenues and the uncertainty of future profitability;

         o the uncertainty of our ability to raise additional capital if required to fund our operations;

         o the uncertainty of market acceptance of our PurchaseSmart(TM) software product or any products introduced in the future;

         o new management and the ongoing need to recruit sales, service, development and implementation personnel;

         o        the intensity of competition in the software industry;

         o the rapid progress of technology in the industry in which we compete;

         o        our dependence on a single product; and

         o the level of protection over our intellectual property and proprietary rights.

         The forward-looking statements contained in this Annual Report on Form 10-KSB represent our judgment as of the date of this Annual Report, and you should not unduly rely on these statements.

PART I:

ITEM 1:   DESCRIPTION OF BUSINESS


OVERVIEW

         We provide strategic e-procurement software solutions to medium and large organizations in the United States and in the United Kingdom. Our objective is to provide our customers with the ability to reduce their costs and take control of corporate expenditures through the use of our software products. Our flagship e-procurement product, PurchaseSmart(TM), enables organizations to automate their procurement processes thereby reducing costs and improving productivity, while providing real-time decision support information to management. Our principal goal is to be a leader in the e-procurement solutions marketplace addressing organizational procurement needs. We expect to achieve this objective by continuing to offer the most functional and easy to use leading edge, end-to-end software solutions and unparalleled customer service.


OUR HISTORY

         Our expertise in procurement comes from our extensive experience in this area. We began operations as a management consulting firm specializing in "best practices" for purchasing and materials management in 1977. In 1985, we sensed the market need for an automated purchasing software package and, under the name of Greentree Software, Inc., introduced our first software product for purchasing materials management for use on IBM compatible PCs. Since that time, we have continued to offer leading edge software solutions by adapting the latest technology and incorporating procurement best practices and knowledge gained from successful customer implementations. In October 1999, we released our newest solution, PurchaseSmart(TM), a Web-based software solution, written in JAVA and HTML, which provides operational support for an organization's strategic procurement and e-commerce needs.

         Most organizations still buy operating resources through a traditional paper-based manual or semi-automated process. These processes are inefficient, costly, difficult to maintain and often error prone. They also require a significant time investment from key financial and administrative personnel. The inefficiencies in these processes are felt throughout the organization in many ways. Delays caused by inefficient and time consuming processes ultimately result in a significant loss of productivity. Dependence upon a manual or semi-automated process does not allow the organization to fully leverage the economies of scale presented by their own operations. Manual or semi-automated processes simply do not afford the user the ability to meaningfully monitor the users of the system to ensure that the users are following established procedures or pre-negotiated buying opportunities. This inability to capture and manipulate data in "real-time," means that the organization is not using its resources in the most efficient way possible increasing the cost of doing business. We have designed our software solutions to help our customers take control of these processes. We believe that our solution offers our customers a way to take control of the inefficient manual or semi-automated process and replace them with current technology designed to allow our customers to do business more efficiently.


THE PURCHASESOFT SOLUTION

         The PurchaseSoft software solution consists of three key components - PurchaseSmart(TM), the core software product designed for the purchasing professional, SourceSmart(TM), the easy-to-use front-end interface product that provides basic procurement functionality, and WebQuote(TM), which enables supplier participation in the procurement process. The PurchaseSoft solution offers functionality in the areas of Web-based procurement, transaction management, supply chain management and planning and forecasting. This solution is designed to address all procurement needs from requisitioning and purchasing through auctioning and advanced analysis.

         PURCHASESMART(TM): PurchaseSmart(TM) is a software program that provides Web-based, end-to-end operational support for strategic procurement and e-commerce. It enables organizations to reduce processing costs and improve productivity, by automating the procurement cycle, linking end-users throughout the organization with approvers and financial systems. PurchaseSmart(TM) is designed to connect large numbers of end users, approvers, and administrative personnel through Web-based applications that automate procurement and financial processes. The functionality of PurchaseSmart(TM) is directed at the purchasing professionals in an organization. It provides all the tools that are needed by buyers and purchasing managers to effectively manage the procurement process and supplier performance. PurchaseSmart(TM) features the following functionality:

      o  Requisitioning                       o  Electronic Cataloging
      o  Purchase Order Management            o  Receiving
      o  Request for Quotations (RFQs)        o  User Self Registration
      o  Auctioning                           o  Advanced Analysis and Reporting
      o  Quotations and Bid Analysis          o  Data Integration and Migration

         SOURCESMART(TM): SourceSmart(TM) is an easy-to-use front-end interface that gives users basic purchasing functionality. Written in HTML, SourceSmart(TM) is accessed using a Web browser. With SourceSmart(TM), users can scan catalogs, select items, create requisitions and with proper authorization, approve requisitions created by others. The requisitions, depending on business rules, can be converted to purchase orders to be sent directly to suppliers or sent to an approval workflow process as defined by the organization. Information from SourceSmart(TM) is immediately available in PurchaseSmart(TM) for analysis, so that total corporate spending can easily be controlled and managed.

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

         Several additional powerful modules can be added to PurchaseSmart(TM) allowing the customer to customize the system to match the needs of the organization. These modules are Inventory, Asset Tracking and Invoice Matching.

         The PurchaseSmart solution was designed to meet the needs of procurement professionals and the larger organizations within which they work. The system meets these sometime competing needs by incorporating and consistently employing the following key features:

         o Easy-to-use Interfaces: All features of the PurchaseSmart solution are accessed through a browser-based interface. The user interface is designed to be intuitive and requires minimal training.

         o Email Enabled Workflow: The system uses an organization's email infrastructure to implement a flexible workflow process linking requisitioners, buyers, managers and approvers.

         o Powerful Analytics: The system actively tracks the procurement activity in an organization. The data collected can be analyzed with the built-in tools that include Buyer/Requisitioner Analysis, Supplier Performance Analysis and Item/Commodity Analysis. These real-time analyses help the key decision-makers make strategic sourcing decisions that result in better control of procurement, improved supplier performance, reduction of "maverick" buying and overall improvements to the full procurement cycle.

         o Integration Capability: The system can be integrated into existing ERP and legacy systems using the built-in integration functionality.

         o Multi-platform Architecture: Based on the SilverStream(TM) development platform, the system can be hosted on multiple hardware and software configurations such as Microsoft Windows NT, Sun Solaris, AIX and Linux on the Intel and Sun architectures. The system supports robust industry standard databases including Microsoft SQL Server and Oracle.

         PurchaseSoft has always endeavored to incorporate the latest technologies into our solution to keep our software on the cutting edge of software design. We believe our solutions have historically featured the most breadth and functionality available through the continual development of new features for our customers. In keeping with these traditions, we are currently working on improving our solution's workflow and including both multi-lingual and multi-currency capabilities.


MARKETING

         The primary functions of our marketing efforts are to create market awareness of our e-commerce solutions, create new sales opportunities for sales initiatives and to educate the marketplace regarding the capabilities of our products. We expect to reach targeted markets through an integrated marketing campaign consisting of direct mail, trade shows, public relations, advertising and seminars and through Web site programs. Our marketing programs are targeted at the decision-makers within the enterprise.

         On February 21, 2001, we entered into an agreement with VIA Design and Marketing, Inc., or VIA, to provide strategic marketing consulting services in the areas of marketing strategy, messaging and brand positioning. VIA will operate as an integral part of our marketing efforts including preparing our annual marketing communications plan. This plan will address the strategy and messaging by which we differentiate our brand from our competitors as well as the suggested mix of marketing and advertising activities necessary to achieve our goals.

         VIA will also create an interactive and intelligent Web site that we expect to be a critical part of our marketing and sales efforts. Our new Web site will present an interactive experience for visitors that will be more informative than our current static site. When completed, this site will allow us to communicate with our customers through secure sites on the Web, distribute upgrades to our products, conduct demonstrations with prospective customers and efficiently track sales and marketing activities.


SALES AND IMPLEMENTATION

         We intend to distribute our software solutions primarily using highly motivated direct sales representatives. We plan to increase our direct sales force while simultaneously stepping up our efforts to secure alliances with systems integrators and other critical strategic relationships. Both our direct and indirect sales efforts will feature our fully featured solution that may be installed directly at the customer site or available as a hosted application.

         In our sales efforts we approach the senior management teams of our potential customers calling on the Chief Financial Officer, Chief Information Officer and Chief Executive Officer. We will also call upon, when appropriate, the head of the prospective customer's purchasing department. We use sales teams that consist of both sales professionals and technical professionals who work in conjunction to provide business-specific presentations, demonstrations and proposals that focus on the needs of the particular customer.

         Our professional services personnel are deployed to the customer site early in the sales process. These professionals assist the sales executives and the customers throughout the entire sales process from the proposal to the final implementation of the product. We believe that early exposure to our technology, strategy and methodology of implementation ensures customer satisfaction at the end of the process.

         We believe that considerable opportunity exists for the sale of our products outside of the United States. We are pursuing these worldwide initiatives through critical relationships with strategic partners. We believe that these strategic partnerships will assist us in the international distribution of our software and will provide a critical component of our international efforts. The competition for successful sales personnel as well as strong technology partnerships is intense, however, and there can be no guarantee that we will be successful in recruiting personnel or in developing a strong alliance network. We intend to incur significant sales and distribution expenses in future periods.

COMPETITION

         The market for our solution is intensely competitive, constantly evolving and subject to rapid change brought on by changes in technology and/or offerings of other participants in the industry. The intensity of the competition increases each quarter and is likely to continue at its current pace as new participants enter the industry and current players expand their product offerings. We believe that our principal source of competition is from independent software vendors with whom we compete directly. Our current competitors include Ariba, Commerce One, Clarus, Concur Technologies, iPlanet, Oracle, Rightworks, Elcom and I2. Some of our potential competitors are developing Web-based solutions designed to allow their customers to buy more effectively from suppliers while other competitors are attempting to add procurement applications to their existing suite of products. Chief among this last group are the significant ERP vendors such as SAP, PeopleSoft, J.D. Edwards and Oracle. These ERP vendors have a substantial installed customer base into which to offer these products. In addition, there are relatively low barriers to entry into this marketplace and we expect additional competition to come from new and/or emerging companies.

         We believe that the principal competitive factors affecting our market include the breadth and depth of the solution, the functionality of the solution and its ability to integrate easily with legacy technology, customer satisfaction, the relative ease of use of the solution, the ability to successfully implement the solution and the total cost of the solution. PurchaseSoft believes that we compete favorably with our competition in these areas. This market is new and constantly evolving, however, and we may not be able to maintain our competitive position against both our current and potential competitors, especially those with greater resources.

         Many of our competitors have larger customer bases, greater financial and technical resources and better name recognition than we do. There is a significant potential that some of our competitors may establish strategic or other commercial relationships or alliances that may enable them to compete more effectively against us. It is therefore possible that these partnerships and alliances could gain significant market share. Competitive pressures brought about by new technologies and consolidations within the industry will continue to escalate. We cannot assure you that we will be able to compete successfully against our current and future competitors.

RESEARCH AND DEVELOPMENT

         We have made substantial investments in research and development. Research and development expenses were $3,090,457 and $860,012 in fiscal 2001 and fiscal 2000, respectively. In October 1999, we released our newest solution, consisting of PurchaseSmart(TM), SourceSmart(TM) and WebQuote(TM). PurchaseSmart(TM) is a Web-based, e-procurement software solution, written in JAVA, which provides operational support for strategic procurement and e-commerce. SourceSmart(TM) is an easy-to-use requisitioning system, written in HTML and accessed using a Web browser. WebQuote(TM) provides buyers with the ability to issue pricing requests and/or initiate auctioning events over the Internet. We intend to make continual and substantial investments in our research and development activities to keep our software solutions at the leading edge of e-procurement and e-commerce offerings. The research and development group is currently working on enhancing the PurchaseSmart(TM) product workflow capabilities as well as adding multi-lingual and multi-currency capabilities.

          PurchaseSoft expects to develop enhancements to our PurchaseSmart(TM) products primarily through internal resources. We also intend to license third-party technology to integrate with our software to take advantage of the ever-increasing availability of new e-commerce offerings, which can shorten research to market time and provide functionality beyond our core competencies. We maintain a formal quality assurance program to create versions of our software that are reliable and documented before they are released for general distribution. We believe in continuous product enhancement based on feedback from key customers, prospects, analysts and other sources.

         On March 15, 2001, we entered into an agreement with Tata Infotech Limited, or Tata, to provide computer consultancy, programming and testing services. We have retained Tata to allow accelerated development along two parallel paths. While our internal development resources will be dedicated to the maintenance and enhancement of our existing PurchaseSmart(TM) product, built on the SilverStream(TM) development platform, Tata will create our next generation, core product offering to be developed pursuant to our specifications.

         Our development and quality assurance teams are highly trained software professionals specializing in Internet technologies including Java, HTML and XML. We expect to continue to recruit the highest caliber software professionals to ensure our products provide customers with state-of-the-art features and intuitive ease of use.


SOFTWARE MAINTENANCE

         Maintenance revenue for fiscal 2001 was $158,323 compared to $159,826 for fiscal 2000, a decrease of $1,503 or 0.9%. During fiscal 2001, we were supporting three versions of our software, as shown in the following table:


                                          GTPP            PURCHASESOFT          PURCHASESMART           TOTAL
FY 2001                                 $15,314             $ 95,703              $47,306             $158,323
FY 2000                                 $87,573             $ 72,253              $     0             $159,826

Dollar change                          ($72,259)             $23,450              $47,306             ($ 1,503)
Percentage change                        (82.5%)               32.5%                   --                (0.9%)


GTPP(TM)           -    GT PurchasePro, two-tier, 16-bit client server based
                        system (Supported generally through May 31, 2000, except for several specific customers who were supported until their one-year agreements expired).

PURCHASESOFT(TM)   -    Two-tier, 32-bit client server based system.

PURCHASESMART(TM)  -    Java/HTML, Internet-enabled, enterprise-wide
                        e-procurement system.

         In fiscal 2001, maintenance revenue associated with the GTPP product was down $72,259, or 82.5% over the prior period. In contrast, our maintenance revenue on PurchaseSoft(TM) and PurchaseSmart(TM) product increased by $70,756, or 97.9%, over the prior period.

         Maintenance contracts for the GTPP(TM) and PurchaseSoft(TM) products have been generally sold to customers for 15% of the software product list price for a one-year renewable term. Maintenance contracts for the PurchaseSmart(TM) products have been generally sold to customers for 18% of the software product list price for a one-year renewable term. We record payment of these maintenance contracts as deferred maintenance revenue and recognize revenue ratably over the term of the contract. These contracts entitle the customer to telephone support and unspecified upgrades, as they become available. We believe that maintenance and support services are a very important component of the overall solution we are providing and we intend to continue investing in the personnel and technical resources necessary to provide customers with state-of-the-art maintenance and support services.


WARRANTIES

         Our standard license agreement for our PurchaseSmart(TM) software solution warrants that the software will be free from defects in materials and workmanship for a period of 90 days following delivery of the software to a customer. Our customers have the option and are encouraged to purchase annual maintenance contracts for the software. Our standard maintenance agreement for PurchaseSmart(TM) software provides that we will furnish those services that are necessary to correct any malfunction in the software. Under the terms of these agreements, if we are unable to correct a malfunction by means of telephone or telecommunication assistance, repairs may, at the customer's option, be performed on the premises where the software is located. For maintenance services rendered, the customer is obligated to pay us fees at prescribed rates as set forth in the agreement and to provide reimbursement for travel and other expenses. These services were not significant during fiscal 2001 or 2000.


COPYRIGHTS, TRADEMARKS AND PATENTS

         We have registered with the United States Patent and Trademark Office the trademark "PurchaseSoft(R)" for our purchasing and materials management software product. We have applied for registration for the marks "PurchaseSmart(TM)" and "SourceSmart(TM)" as well. PurchaseSoft has sought, and will continue to seek, the protection of all of our software and documentation through a combination of contract, copyright, trademark and trade secret laws, as appropriate. We will continue to aggressively protect our trademark, copyright and proprietary rights against any attempt by a competitor or any other person or entity to infringe or interfere with intellectual property rights. Litigation in this area is expensive, however, and we may not wish to commit funds to commence or pursue litigation, especially because the high costs could adversely affect our operational results. Even if we commence litigation, there is no assurance that we would prevail or have adequate resources to fully pursue any claims we may have or vigorously defend our position.


EMPLOYEES

         As of August 15, 2001, we had 46 full-time employees consisting of: 10 sales and marketing personnel; 21 development personnel; 8 customer support personnel and 7 administrative personnel. None of our employees is subject to a collective bargaining agreement. We believe relations with our employees are good.

RISK FACTORS

         Stockholders and prospective purchasers of our common stock should carefully consider the following risk factors in addition to the other information appearing in this Annual Report on Form 10-KSB.

WE NEED ADDITIONAL CAPITAL TO OPERATE OUR BUSINESS AND A FAILURE TO RAISE THIS CAPITAL MAY RESULT IN OUR INABILITY TO CONTINUE OUR OPERATIONS.

         We estimate that our current cash balance will permit us to fund our operations at our projected rate of spending through January 31, 2002, which includes $5.2 million of irrevocable subscriptions we had received from stockholders exercising their rights in the rights offering as of August 29, 2001, of which $5,000,800 was subscribed to by L-R Global, our majority stockholder.. As a result, the Report of Independent Accountants found on page F-2 contains a going concern qualification. We have extended the rights offering through September 7, 2001. We further believe that if we raise an additional $1.8 million in the rights offering that we will be able to continue to fund our operations through May 31, 2002, the end fiscal 2002. In the event that we do not raise an additional $1.8 million in this offering, we expect that we will need to seek additional financing to continue funding our operations as projected by our business plan. Of course, even if this rights offering is fully subscribed, we still may need to raise additional funds through public or private debt or equity financings to be competitive, to accelerate our sales and marketing programs, to establish a stronger financial position and to fund our operations beyond fiscal 2002. Additional financings may not be available on terms that are favorable to us, or at all. A failure to obtain additional funding could impair our ability to implement our business plan and may result in an inability to fund our operations.

WE HAVE A HISTORY OF LOSSES, WILL PROBABLY CONTINUE TO INCUR NET LOSSES AND MAY NEVER BE PROFITABLE.

         We had a net loss of approximately $8,440,000 for the fiscal year ended May 31, 2001 and had an accumulated deficit of approximately $36,942,000. We have experienced ongoing losses from operations and expect that these losses will continue for at least some period until product sales may be generated in sufficient volume to offset expenses. For the fiscal year ended May 31, 2001, we had revenues of $603,880. For the fiscal year ended May 31, 2000, we had revenues of $337,898. We will need to generate significant revenues from sales of our software products and services to achieve and maintain profitability.

WE WILL NOT BE SUCCESSFUL UNLESS THE PRODUCTS WE DEVELOP ARE ACCEPTED BY THE MARKET.

         We have heavily invested in research for, and development of, our core purchasing and materials management software system - PurchaseSmart (TM). We cannot offer any assurance that our PurchaseSmart(TM) solution will achieve market acceptance. We believe that our history of poor financial performance has negatively affected our image in the marketplace and that we may have forfeited business from potential customers who expressed concerns about our financial status and ability to remain solvent. Our largest challenge is to gain widespread market acceptance of our PurchaseSmart(TM) solution. If our solutions fail to obtain market acceptance, our ability to generate revenue will be impaired.

OUR MANAGEMENT TEAM HAS LIMITED EXPERIENCE WITH US AND MAY NOT BE SUCCESSFUL.

         As a team, our management has a very limited history in operating PurchaseSoft and we cannot be assured that our management team will be successful in meeting planned objectives, which would impact our future growth. If we are unable to meet these objectives it will reduce our ability to compete successfully and grow revenue.

OUR REVENUES DEPEND ON A SINGLE PRODUCT-LINE AND OUR FUTURE REVENUES DEPEND UPON ITS COMMERCIAL SUCCESS.

         We expect to derive substantially all of our revenues from the sale of our PurchaseSmart(TM) software solution and related support services. If this solution and service offerings are not accepted by our customers or if sales of our products are negatively affected by any competition from other products, significant flaws in the products, incompatibility with third-party hardware or software products, negative publicity or evaluation, or obsolescence of the hardware platforms or software environments in which PurchaseSmart(TM) runs, our revenues will not grow.

IF WE ARE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL THAT WE NEED, THE IMPLEMENTATION OF OUR BUSINESS PLAN AND ANY FUTURE GROWTH COULD SLOW OR HALT.

         Our ability to generate revenues and our future success depends substantially upon our ability to attract on a timely basis and retain skilled technical, managerial, marketing and professional services personnel. Competition for qualified personnel, in particular for product development, business development and sales and marketing personnel, can be intense, and we compete in the marketplace against numerous companies, including larger, more established companies with significantly greater financial resources than we possess. Any failure to attract, assimilate or retain qualified personnel to fulfill our current and future needs could impair our growth and reduce our ability to develop, market and sell our products.

IF WE FAIL TO COMPETE SUCCESSFULLY, OUR ABILITY TO INCREASE OUR REVENUES OR ACHIEVE PROFITABILITY WILL BE IMPAIRED.

         The software products industry is intensely competitive. We face competition from many sources, including independent software vendors such as Ariba, Commerce One, Clarus, Concur Technologies, iPlanet, Oracle, Rightworks, Elcom and I2. These competitors all offer software products performing functions similar to our products. We also could face indirect competition from our prospective customer base if these organizations initiate internal efforts to expand the capacity and functionality of their legacy systems. In addition, suppliers of relational database management systems and companies that develop management information software applications for large multinational manufacturers have begun to target our potential customers and offer applications that compete in our markets. Because the market space in which we compete is experiencing significant growth, new competitors may enter these markets and increase competition.

         Many of our competitors have larger customer bases, greater financial and technical resources and better name recognition than we do. There is a significant possibility that some of our competitors may establish strategic or other commercial relationships or alliances that may enable them to compete more effectively against us. If we are unable to compete successfully against our current and future competitors, we could experience price reductions, order cancellations and loss of revenues.

IF WE ARE NOT BE ABLE TO RESPOND TO TECHNOLOGICAL CHANGES OR TO CHANGES IN INDUSTRY STANDARDS, OUR PRODUCTS MAY BECOME OBSOLETE.

         The market for our software products is characterized by rapid technological advances, constantly evolving industry standards, changing end-user requirements, and frequent new product introductions and/or enhancements. We may fail to anticipate or respond adequately to technological developments. We may experience significant delays in product development or introduction of new products and enhancements. The introduction of new products by our competitors, the market acceptance of products embodying new technologies and the emergence of new industry standards could render our existing products, and products currently under development, obsolete and unmarketable. We may be unable to enhance our current products or to develop and introduce new products that keep pace with technological developments and achieve market acceptance. If our products become technologically obsolete, we may be unable to sell our products in the marketplace and generate revenues. The failure of new products to gain market acceptance or our inability to introduce products compatible with ever-changing technology on a timely basis may damage our ability to compete and may negatively impact our business and operations.

THE UNPREDICTABILITY OF OUR QUARTERLY OPERATING RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

         Our revenues and operating results can vary substantially from quarter to quarter due to a number of factors. Our ability to increase revenue is dependent on our ability to grow sales activity, which provides opportunities for consulting, training and subsequent maintenance revenues, all of which may be recognized in future quarters. In addition, our sales and marketing efforts may only eventually lead to revenue in the future, while generating current costs and expenses. As a result, our operating results for one or more future quarters may not meet the expectations of public securities market analysts and/or our stockholders, which could decrease the price of our common stock.

OUR ABILITY TO COMPETE AND OUR BUSINESS COULD BE JEOPARDIZED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY OR BECOME SUBJECT TO INTELLECTUAL PROPERTY RIGHTS LITIGATION, WHICH COULD REQUIRE US TO INCUR SIGNIFICANT COSTS.

         We rely on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of our proprietary software and business practices. In spite of these precautions, the possibility exists that an unauthorized third party will copy or reverse-engineer portions of our products or obtain and use information that we regard as proprietary. The mechanisms we use to protect our software and other proprietary information may not be adequate, particularly in foreign countries where the laws may not protect our proprietary rights to the same extent as the laws of the United States. If competitors are able to use our technology, our ability to compete could be harmed. As the number of competitors providing software products in the industry increases and the functionality of these products further overlaps, we expect that software products will increasingly be subject to claims of infringement on third-party proprietary rights. Any of these types of claims, even if without merit, could result in costly litigation and may require us to redesign or stop selling, incorporating or using our products that use any challenged intellectual property or enter into royalty or licensing arrangements with third parties, which may not be available to us on acceptable terms, or at all. Any lawsuits regarding intellectual property rights could impair our ability to become profitable.

THERE MAY BE FUTURE SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK THAT COULD CAUSE OUR STOCK PRICE TO FALL.

         Our common stock is traded on the National Association of Securities Dealers OTC Bulletin Board(R). Our common stock has historically been highly illiquid. L-R Global and two principals of L-R Global who serve on our Board of Directors, one of whom is our Chief Executive Officer, in the aggregate owned approximately 81% of our common stock as of August 15, 2001. If L-R Global or any of its partners were to sell even a small portion of its total shares in a short time, the market price of our common stock would likely decline dramatically. Further, sales of a substantial number of shares of our common stock by any holder in a short time would likely cause the market price of our common stock to decrease significantly. In addition, the sale of any of these shares may impair our future ability to raise capital through the sale of additional stock.

OUR STOCK PRICE MAY BE VOLATILE.

         Based on the trading history of our common stock, we believe that some factors cause the market price of our stock to fluctuate significantly. These factors include:

         o        quarterly fluctuations in our financial results;

         o sales or purchases of a substantial number of shares of our common stock in a short time;

         o announcements of technological innovations or new products by us or our competitors;

         o market conditions in the software industry, and in the industries that purchase our products; and

         o        changes in relationships with our customers.


YOUR ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS IS LIMITED BECAUSE WE ARE CONTROLLED BY A MAJOR STOCKHOLDER.

         L-R Global and two principals of L-R Global who serve on our Board of Directors, one of whom is our Chief Executive Officer, in the aggregate owned approximately 81% of our common stock as of August 15, 2001. L-R Global and our Chief Executive Officer, a principal of L-R Global who serves on our Board of Directors, also hold warrants and options presently exercisable for an aggregate of approximately 595,000 shares of common stock that if exercised would increase its ownership of our voting stock to approximately 82%. L-R Global has enough voting power to approve or disapprove any matters that are determined by a majority vote of our stockholders, which severely limits your ability to influence PurchaseSoft through voting your shares.

IF A PUBLIC TRADING MARKET FOR SHARES OF OUR COMMON STOCK IS NOT MAINTAINED, YOU MAY NOT BE ABLE TO SELL SHARES OF OUR COMMON STOCK.

        Although shares of our common stock are presently quoted on the OTC Bulletin Board, we cannot assure you that they will continue to be quoted in the future. Furthermore, in contrast to stock that is quoted on the Nasdaq National Market or trade on a national securities exchange, as a result of our stock being quoted on the OTC Bulletin Board, stockholders may:

    - find it more difficult to obtain accurate and timely quotations regarding the bid and asked prices for our common stock;

    -      experience greater spreads between bid and asked prices;

    - be charged relatively higher transactional costs when buying or selling our common stock; and

    - encounter more difficulty in effecting sales or purchase of common stock

BECAUSE SHARES OF OUR COMMON STOCK ARE NOT LISTED ON A NATIONAL SECURITIES EXCHANGE OR QUOTED ON THE NASDAQ NATIONAL MARKET, WE FACE INCREASED COSTS IN COMPLYING WITH SECURITIES LAWS.

     While securities listed on the Nasdaq National Market System or national securities exchanges are in many cases exempt from the registration requirements of state securities laws, securities traded on the OTC Bulletin Board must comply with the registration requirements of state securities laws, which increases the time and costs associated with complying with state securities laws when raising capital. We cannot assure that this cost of compliance will not have a material adverse effect on our results of operations.

OUR STOCK MAY BE SUBJECT TO PENNY STOCK REGULATIONS THAT MAKE IT MORE DIFFICULT FOR BROKER-DEALERS TO EASILY TRADE OUR STOCK AND MAY CONSEQUENTLY LIMIT THE ABILITY OF HOLDERS OF OUR COMMON STOCK TO SELL IT.

     The Securities and Exchange Commission has adopted regulations imposing limitations upon the manner in which certain low priced securities, referred to as a "penny stock," are publicly traded. Under these regulations, a penny stock is defined as any equity security that has a market price of less than $5.00 per share, subject to specified exceptions. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. Also, under these regulations, some broker-dealers who recommend these types of securities to persons other than established customers and "accredited investors" must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Trading activities for penny stocks are more difficult for broker-dealers than in the case of securities not defined as penny stocks. Because our common stock may be a penny stock this may have the result of depressing the market for our securities, and a stockholder may find it difficult to sell shares of our common stock.

ITEM 2:   DESCRIPTION OF PROPERTY

         Our corporate headquarters is located at One Research Drive in Westborough, Massachusetts, where we occupy approximately 10,320 square feet of office space under a lease that expires in May 2007. We also occupy approximately 1,930 square feet of office space at 101 Eisenhower Parkway in Roseland, New Jersey, under a lease that expires in July 2005. We also lease short-term office space in Bloomington, Minnesota and Reading, England.


ITEM 3:   LEGAL PROCEEDINGS

         We have been named as a defendant in a lawsuit in the State of Florida. This lawsuit was filed on June 8, 2001 and is presently venue in the Circuit Court for the Twelfth Judicial Circuit in Sarasota County, Florida. John J. Medico, a former employee of ours, is the only plaintiff. We are the sole defendant. Mr. Medico alleges a breach of his separation agreement with us, claiming that we refused to allow him to exercise certain stock options between December 1999 and April 2000. He seeks an award of damages and costs. We intend to rigorously defend our position.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended May 31, 2001.

PART II:

ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock is listed for quotation under the symbol "PURC" on the National Association of Securities Dealers OTC Bulletin Board(R). The following table sets forth the range of high and low bid quotations of the common stock during the two fiscal years ended May 31, 2001 and May 31, 2000 as reported by OTC Bulletin Board(R).


                                                                          BID
                                                              --------------------------
         PERIOD                                                HIGH                LOW
         ------                                               ------             -------
FISCAL YEAR ENDING MAY 31, 2001
         First Quarter                                        $3.062              $1.812
         Second Quarter                                       $4.625              $1.906
         Third Quarter                                        $2.750              $1.437
         Fourth Quarter                                       $1.750              $0.593

FISCAL YEAR ENDED MAY 31, 2000
         First Quarter                                        $0.937              $0.437
         Second Quarter                                       $0.593              $0.320
         Third Quarter                                        $9.750              $0.410
         Fourth Quarter                                       $8.000              $2.062


         The closing bid price of the common stock on August 15, 2001 on the OTC Bulletin Board-Registered Trademark- was $0.78 per share.


HOLDERS

         As of August 15, 2001, there were approximately 400 holders of record of PurchaseSoft's common stock. We believe that, as of August 15, 2001, there were approximately 2,200 beneficial owners of PurchaseSoft's common stock.


DIVIDENDS

         We have never paid cash dividends on our common stock nor does our Board of Directors anticipate that we will pay cash dividends in the foreseeable future because of the financial requirements necessary to develop operations.

RECENT SALES OF UNREGISTERED SECURITIES

         On April 30, 2001, we issued an aggregate of 66,787 shares of our common stock in payment for a total of $90,000 in services performed by a vendor of PurchaseSoft:

         o 13,846 shares of common stock for $45,000 in services were issued (based on the closing price that day of $3.25 per share); and

         o 52,941 shares of common stock for $45,000 of services were issued (based on the closing price that day of $0.85 per share).

These issuances of common stock were made in reliance upon Regulation D, promulgated under the Securities Act of 1933, as amended, and upon Section 4(2) of the Securities Act as transactions not involving a public offering.

         On May 31, 2001,we converted the L-R Global demand promissory notes and accrued interest, totaling $10,457,808 into 11,883,873 shares of our common stock with a par value of $0.01. This conversion was done pursuant to the conversion agreement we entered into with L-R Global on April 12, 2001. We agreed to convert this debt and accrued interest into common shares using the last reported sale price of our common stock on April 12, 2001, which was $0.88 per share. This issuance of common stock was made in reliance upon Regulation D, promulgated under the Securities Act of 1933, as amended, and upon Section 4(2) of the Securities Act as a transaction not involving a public offering.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and attached notes and the other financial information included elsewhere in this Annual Report on Form 10-KSB. This Management's Discussion and Analysis of Financial Condition and Results of Operations section contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The discussion below and under the heading "Risk Factors" sets forth numerous factors we believe could cause actual results to differ materially from those contemplated by the forward-looking statements. We are not under any obligation to update the information contained in this section.

FISCAL YEAR ENDED MAY 31, 2001 VS. 2000

OVERVIEW

         We reported a net loss for the year of $8,439,564 on revenues of $603,880 as compared to a net loss for the prior year of $3,899,987 on revenues of $337,898.

         On August 14, 2000, we announced the appointment of existing board member, Donald S. LaGuardia, as interim CEO and President. Mr. LaGuardia is a member of L-R Managers LLC, the general partner of L-R Global Partners, LP, our majority stockholder and a related party. He has served as one of our directors since June 1998 and chairs our audit committee. Mr. LaGuardia joined L-R Global in 1997 as an equity analyst. At this same time, Jeffrey
B. Pinkerton was appointed our Vice Chairman and Chief Product Strategist.
Mr. Pinkerton's focus will be on product strategy as well as playing an active role in the promotion of our products and solutions. Mr. Pinkerton has held various positions with us since 1987, when we first began marketing our computer-based purchasing system.

         On October 31, 2000, we announced our first major UK customer win for our enterprise e-procurement solution. We signed a contract to implement our software at the RHM Partnership Division group of companies, part of the Rank Hovis McDougall, Ltd. organization, or RHM as we refer to them. RHM is a milling and prepared foods conglomerate with annual sales of L1.7 billion. We worked jointly with IBM Global Services (United Kingdom) Limited to deliver our solution to RHM. IBM principals and senior systems professionals assisted our project team in this implementation and managed the strategic sourcing, business process improvement, supplier adoption, technology management and training phases of the project. We provided overall project management, installation and implementation assistance and ongoing maintenance and support.

         On November 7, 2000, we announced the signing of an agreement with Origin Consulting Services, Inc., an e-business consulting firm, headquartered in South Korea. The agreement made OCS the official distribution partner in South Korea for our e-procurement solutions. Under the terms of the agreement, OCS will exclusively market our e-procurement solutions and provide support and services to the South Korean market.

         On January 24, 2001, we announced an agreement with IBM United Kingdom Limited whereby IBM Global Services will market, sell and supply our e-procurement suite, associated modules and services to IBM mid-market customers in the UK. In addition, this agreement is structured to have global application so that any IBM worldwide affiliate can take advantage of the terms of this agreement and offer our solution to customers anywhere in the world.

         On January 30, 2001, we borrowed $5 million from L-R Global and signed a demand promissory note in return, which increased our total indebtedness to L-R Global to $10 million. Both notes provide for interest at 6% per annum. On May 31, 2001, pursuant to a conversion agreement we entered into with L-R Global on April 12, 2001, L-R Global converted these demand promissory notes and accrued interest into 11,883,873 restricted shares of our common stock.

         On February 21, 2001, we entered into an agreement with VIA Design and Marketing, Inc. to provide marketing consulting services in the areas of marketing strategy, brand awareness, logo and tag line development. In addition, VIA will create an interactive and intelligent Web site that we expect will be a fruitful source of new customer leads.

         On March 15, 2001, we entered into an agreement with Tata Infotech Limited to provide computer consultancy, programming and testing services. We have retained Tata to allow accelerated development along two parallel paths. While our internal development resources will be dedicated to the maintenance and enhancement of our existing PurchaseSmart(TM) product, built on the SilverStream(TM) development platform, Tata will create our next generation, core product offering. We project that the fees to complete this project will be in the range of $1,600,000 to $1,800,000 and will be paid over a ten-month period.

         On March 28, 2001, we engaged Devonshire Holdings, LLC to act as our financial advisor. Devonshire is assisting us in analyzing our capital requirements and the execution of our financing strategy, including the current rights offering, which expires at 5:00 p.m., New York City time on September 7, 2001. If this offering is fully subscribed we will raise approximately $9.7 million in new capital. As of August 29, 2001, we had received $5.2 million of irrevocable subscriptions from stockholders exercising their rights in the offering, of which $5,000,800 was subscribed to by L-R Global, our majority stockholder.

         On July 18, 2001, subsequent to the end of fiscal 2001, we issued a $2 million demand promissory note to L-R Global. On August 28, 2001, L-R Global cancelled this note as partial payment towards its irrevocable exercise of its subscriptions rights in the rights offering.

REVENUES

TOTAL REVENUE

         Total revenue, which includes product and service revenue, for fiscal 2001, was $603,880 compared to $337,898 for fiscal 2000, an increase of $265,982, or 78.7%.

PRODUCT REVENUE

         Product revenue for fiscal 2001 was $220,359 compared to $116,155 for fiscal 2000, an increase of $104,204, or 89.7%. During fiscal 2001, we added two new customers and delivered one PurchaseSmart(TM) software system and one PurchaseSoft(TM) software system. In fiscal 2000, we added three new customers and delivered three PurchaseSoft(TM) software systems.

SERVICE REVENUE

         Professional service revenue for fiscal 2001 was $225,198 compared to $61,917 for fiscal 2000, an increase of $163,281, or 263.7%. This increase is a combination of two factors. The first factor is the relationship of service revenue generated by product revenue, both in terms of absolute dollars and percentages. In fiscal 2001, service revenues associated with product revenues were $219,798, or 99.7%, of product revenues compared to $20,967 in service revenues, or 18.1%, for fiscal 2000, an increase of $198,831. The second factor is the service revenue generated from existing customers. In fiscal 2001, we generated $5,400 in service revenues from existing customers compared to $40,950 in service revenues from existing customers for fiscal 2000, a decrease of $35,550.

         Maintenance revenue for fiscal 2001 was $158,323 compared to $159,826 for fiscal 2000, a decrease of $1,503 or 0.9%. During fiscal 2001, we were supporting three versions of our software, as shown in the following table:


                                        GTPP                 PURCHASESOFT                PURCHASESMART              TOTAL
                                      -------                ------------                -------------              -----
         FY 2001                      $15,314                  $  95,703                    $47,306                $158,323
         FY 2000                      $87,573                  $  72,253                    $     0                $159,826

         Dollar change               ($72,259)                 $  23,450                    $47,306               ($  1,503)
         Percentage change             (82.5%)                     32.5%                         --                   (0.9%)


GTPP(TM)               -    GT PurchasePro, Two-tier, 16-bit client server
                            based system (Supported generally through May 31, 2000, except for several specific customers who were supported until their one-year agreements expired).

PURCHASESOFT(TM)       -    Two-tier, 32-bit client server based system.

PURCHASESMART(TM)      -   Java/HTML, Internet enabled enterprise-wide
                           eProcurement system.

         In fiscal 2001, maintenance revenue associated with the GTPP product was down $72,259, or 82.5% over the prior period. In contrast, our maintenance revenue on our PurchaseSoft(TM) and PurchaseSmart(TM) products increased by $70,756, or 97.9%, over the prior period.

         Maintenance contracts for the GTPP(TM) and PurchaseSoft(TM) products have been generally sold to customers for 15% of the software product list price for a one-year renewable term. Maintenance contracts for the PurchaseSmart(TM) products have been generally sold to customers for 18% of the software product list price for a one-year renewable term. We record payment of these maintenance contracts as deferred maintenance revenue and recognize revenue ratably over the term of the contract. These contracts entitle the customer to telephone support and unspecified upgrades, as they become available. We believe that maintenance and support services are a very important component of the overall solution we are providing and we intend to continue investing in the personnel and technical resources necessary to provide customers with state of the art maintenance and support services.


COSTS AND EXPENSES

COST OF PRODUCT REVENUES

         Cost of product revenues for fiscal 2001 was $14,000 compared to $465 in fiscal 2000, an increase of $13,535. The $14,000 incurred during fiscal 2001 are royalty payments due for third-party software. Cost of product revenues has generally been insignificant in relation to product revenues. In the event that we rely on third-party software as an increasing component of our total software solution, royalties and other costs associated with the licensing of this third-party software may become significant. There were no third party royalties incurred during fiscal 2000.

COST OF SERVICE REVENUES

         Cost of service revenue for fiscal 2001 was $917,626 compared to $343,112 in fiscal 2000, an increase of $574,514, or 167.4%. Compensation and benefits increased $260,826 reflecting increased headcount as we continue to build our customer support infrastructure. In addition, technical consulting and contracting fees increased $161,282 related to outside technical expertise we used to augment our own internal resources. Travel expenses increased $91,119 relating to non-billable trips to customer sites. We expect that cost of service revenues will continue to increase in absolute dollars, and that they are likely to grow in proportional terms, at a faster rate than the related service revenue, until such time as revenues grow and reach full utilization of the costs used to produce them. We are committed to building a world-class customer support organization and expect to continue to make substantial investments in this area in the future.

SALES AND MARKETING

         Sales and marketing expenses for fiscal 2001 were $1,814,521 compared to $1,255,424 in fiscal 2000, an increase of $559,097, or 44.5%.

         Sales expenses increased from $574,079 in fiscal 2000 to $672,864 in fiscal 2001, an increase of $98,785, or 17.2%. During fiscal 2001, hosting fees that we paid to provide product demonstrations to prospects increased $130,776 and recruiting fees increased $54,126. Offsetting these increases in part were decreases in compensation and benefits of $53,025 and decreases in independent contractor fees of $61,756. In December 1999, we restructured our primary method of distribution from a direct sales force to an indirect sales force utilizing resellers and partners. This indirect distribution strategy enjoyed limited success. In light of this, we decided it was necessary to rebuild a direct sales force, which we began to do in the third quarter of fiscal 2001. The reductions in compensation and contractor fees reflect savings resulting from the repositioning of our distribution strategy from primarily indirect to direct sales. We expect to incur significant sales expenses in future periods.

           Marketing expenses for fiscal 2001 were $1,141,657 compared to $681,345 in fiscal 2000, an increase of $460,312, or 67.6%. During fiscal 2001, compensation and benefits increased $83,920 reflecting increased headcount, marketing consulting fees increased $236,693 relating to our agreement with VIA Design and Marketing, Inc. who we contracted with to provide marketing guidance and the development of our marketing strategies, outbound lead generation services increased $88,864 and Web site design and development provided by VIA increased $46,851. We expect to incur significant marketing expenses in future periods.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for fiscal 2001 were $2,983,376 compared to $1,849,116 in fiscal 2000, an increase of $1,134,260, or 61.3%. During fiscal 2001, travel expenses increased $222,863, reflecting trips made by our executives in developing our indirect distribution network of resellers, alliance partners and key prospects. During fiscal 2001, our depreciation expense increased $52,595. We incurred relocation expenses of $51,987 to move several employees from remote offices to our new corporate headquarters in Westborough, Massachusetts and incurred expenses relating to the relocation of equipment from our old offices to our new corporate headquarters. Also contributing to the increased general and administrative expenses were general overhead expenses, which increased $29,353, legal and accounting expenses, which increased $98,730, consulting fees, which increased $403,694, primarily relating to consulting fees and non-statutory stock options we granted to Donald S. LaGuardia as our CEO, occupancy costs, which increased $177,897 resulting from increased rents associated with our new corporate headquarters in Westborough, Massachusetts, our new facility in Roseland, New Jersey and our short-term office rental in Reading, England. Offsetting these increases in part were compensation and benefit expenses, which decreased $179,407, primarily due to non-recurring severance payments recorded in fiscal 2000.

RESEARCH AND DEVELOPMENT

         Research and development expenses for fiscal 2001 were $3,090,457 compared to $860,012 in fiscal 2000, an increase of $2,230,445, or 259.4%. During fiscal 2001, compensation and benefit expenses increased $506,737 resulting from increases in headcount. Hosting fees of $44,580 were incurred during fiscal 2001 to test our software in an Internet environment. We also increased our use of specialized and highly skilled technical consultants during fiscal 2001 by $1,555,611 to perform maintenance and specialized enhancements to our PurchaseSmart(TM) product as well as to begin development of our next generation software product in collaboration with Tata Infotech Limited, who we refer to as Tata. Tata has been retained to provide computer consultancy, programming and testing services. We have retained Tata to allow accelerated development along two parallel paths. While our internal development resources will be dedicated to the maintenance and enhancement of our existing PurchaseSmart(TM) product, built on the SilverStream(TM) development platform, Tata will create our next generation, core product offering. We project the fees to complete this project will be in the range of $1,600,000 to $1,800,000 to be paid over a ten-month period. We intend to make continual and substantial investments in our research and development activities to keep our software solutions at the leading edge of e-procurement and e-commerce offerings.

NET INTEREST INCOME

         Net interest income for fiscal 2000 was $70,244, compared to net interest expense of $223,464 for fiscal 2001, a decrease of $293,708. Interest income for fiscal 2001 was $205,360 compared to $140,430 for fiscal 2000, an increase of $64,930, or 46.2%. This additional income resulted from a higher average cash balance. Interest expense increased $358,638, or 511%, in fiscal 2001 primarily due to interest on the L-R Global demand promissory notes.

LIQUIDITY AND CAPITAL RESOURCES

         As of May 31, 2001, we had cash and cash equivalents totaling $2,358,688 and working capital of $1,474,428. Cash and cash equivalents decreased $2,633,618 during fiscal 2001. We used $7,121,126 of cash in operating activities during fiscal 2001 of which $8,439,564 was the net loss for the period. Non-cash expenses of $1,073,981 are included in the net loss for the period and consist of depreciation and amortization charges of $190,002, stock options and stock granted for services of $416,906, accrued interest converted to equity of $457,808 and other charges of $9,265. Further increasing the cash used in operations, was a net increase in operating liabilities over operating assets of $244,457 primarily attributable to increases in accounts payable. We used $592,892 of cash in investing activities during fiscal 2001 to acquire property and equipment totaling $545,202 and to increase security deposits by $49,490. We generated $5,080,400 of cash in financing activities during fiscal 2001 by issuing a $5 million demand promissory note to L-R Global and through the exercise of stock options and warrants, totaling $199,253. These proceeds were reduced in part by capital lease payments of $118,853.

         On each of March 23, 2000 and January 30, 2001, we borrowed $5 million from L-R Global and signed demand promissory notes totaling $10 million. These notes provided for interest to be paid at the rate of 6% per annum. In fiscal year 2001, we accrued interest charges of $400,274 related to these two notes. In fiscal year 2000, we accrued interest charges of $57,534 related to the March 23, 2000 note. In a conversion agreement dated April 12, 2001, L-R Global agreed to convert its outstanding debt and accrued interest to shares of our common stock at a price per share of $0.88, the closing price for our common stock that day. On May 31, 2001, pursuant to the conversion agreement, L-R Global converted these demand promissory notes and accrued interest into 11,883,873 restricted shares of our common stock.

         We made $795,031 in capital expenditures during fiscal 2001, including assets acquired under capital leases, as compared with $254,854 in fiscal 2000. The most significant asset acquired was a software license we are using in building our catalog-content solution. The cost of this license was $267,309, of which we paid $17,480 in cash and entered into a capital lease for the balance of $249,829. The terms of this lease require us to pay $8,053 per month for thirty-six months at an effective interest rate of approximately 9.9%. Other assets acquired were primarily computer processing equipment, software and peripheral devices. We had no significant commitments as of May 31, 2001 for capital expenditures.

         We have incurred substantial losses, we have accumulated a deficit, and we require additional financing. These matters raise substantial doubt about our ability to continue as a going concern. Our plans in regard to these matters follow. On March 28, 2001, we engaged Devonshire Holdings, LLC, to act as our financial advisor. Devonshire is assisting us in analyzing our capital requirements and the execution of our financing strategy, which includes the rights offering, which expires at 5:00 p.m., New York City time on September 7, 2001. As of August 29, 2001, we had received $5.2 million of irrevocable subscriptions from stockholders exercising their rights in the offering, of which $5,000,800 was subscribed to by L-R Global, our majority stockholder. We believe that if we are successful in raising an additional $1.8 million in the rights offering, that these resources, revenue from future software sales and services and interest income will be sufficient to fund our planned operating expenses and capital requirements through May 31, 2002, the end of fiscal 2002. However, there can be no assurance that such funds will be available or sufficient to meet our operating expenses and capital requirements during such period. We cannot make assurances that we will be successful in raising this additional $1.8 million in the rights offering. Even if the offering is fully subscribed, we still may need to raise additional funds through public or private debt or equity financings to be competitive, to accelerate our sales and marketing programs, to establish a stronger financial position and to fund our operations beyond fiscal 2002. Devonshire will assist us in future public or private debt or equity financings as necessary.

         On July 18, 2001, subsequent to the end of fiscal 2001, we issued a $2 million demand promissory note to L-R Global. On August 28, 2001, L-R Global cancelled this note as partial payment towards its irrevocable exercise of its subscriptions rights in the rights offering. In recognition of our need for additional capital, L-R Global approached us and proposed the $2 million loan. Our Board of Directors reviewed the terms of the proposed loan and decided that they were favorable to us. .

         In the event that we do not raise another $1.8 million in the rights offering that expires on September 7, 2001, our plans are to pursue other sources of capital with the assistance of Devonshire, which would likely include a public or private debt or equity financing with new investors. If sufficient financial support is not provided by the rights offering, other sources or our majority stockholder, L-R Global, we would be forced to substantially curtail or cease operations.

ITEM 7:   FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS


                                                                                                                  PAGE
                                                                                                                  ----
Report of PricewaterhouseCoopers LLP                                                                              F-2

Balance Sheets at May 31, 2001 and 2000                                                                           F-3

Statements of Operations For the Years Ended May 31, 2001 and 2000                                                F-4

Statements of Stockholders' Equity for the Years Ended May 31, 2001
and 2000                                                                                                          F-5

Statements of Cash Flows for the Years Ended May 31, 2001 and 2000                                                F-6

Notes to Financial Statements                                                                                     F-7




ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

PART III:

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth our directors and executive officers as of August 15, 2001, their ages and the positions held by them:


                                                                                                                        YEAR BECAME
                                                                                                                         OFFICER OR
            NAME                                AGE                             POSITION WITH COMPANY                     DIRECTOR
-----------------------------                 -------          ----------------------------------------------------      -----------
Donald S. LaGuardia                              34             Chief Executive Officer,                                    1998
                                                                President and Director

Terry J. Bartz                                   41             Chief Operating Officer,                                    1999
                                                                General Counsel and Secretary

Philip D. Wolf                                   49             Chief Financial Officer, Treasurer,                         1998
                                                                and Assistant Secretary

J. Murray Logan                                  66             Chairman of the Board                                       1998

Jeffrey B. Pinkerton                             53             Vice Chairman, Chief Product                                1994
                                                                Strategist and Director

Brad I. Markowitz                                43             Director                                                    1994

Robert J. Chamine                                63             Director                                                    2001

William J. Caffery                               54             Director                                                    2001


         DONALD S. LAGUARDIA has served as our President and Chief Executive Officer since August 14, 2000 and as a member of our Board of Directors since June 1998. Mr. LaGuardia is a member of L-R Managers LLC, the general partner of L-R Global Partners, LP, our majority stockholder and a related party. He has served as one of our directors since June 1998 and chairs our audit committee. Mr. LaGuardia joined L-R Global in 1997 as an equity analyst. From 1991 to 1997, Mr. LaGuardia worked as a financial analyst and then as the Network Business Planning Manager for BMW of North America, Inc. From 1987 to 1991, Mr. LaGuardia was an auditor and then a consultant for PricewaterhouseCoopers. Mr. LaGuardia is a certified Public Accountant and a candidate for the Chartered Financial Analyst designation. Mr. LaGuardia received his B.A. in 1989 from Pace University and his MBA in International Finance from New York University in 1997.

         TERRY J. BARTZ began advising PurchaseSoft as outside counsel in 1996 and joined us in May 1999 as Vice President and General Counsel. Mr. Bartz was appointed our Chief Operating Officer in May 2001. Prior to joining us, Mr. Bartz had a private law practice focused on serving the needs of start-up, financially distressed and emerging businesses. Mr. Bartz's law practice provided representation and advice on a wide variety of general business and corporate law matters including litigation, corporate governance, employment and executive compensation. Mr. Bartz received his B.A. degree (with major in business) from Gustavus Adolphus College in 1982 and his J.D. degree, cum laude, from Hamline University School of Law in 1985.

         PHILIP D. WOLF joined us in October 1997 and has served as Chief Financial Officer, Treasurer and Assistant Secretary since January 1998. During 1997, Mr. Wolf served as a consultant to several start-up companies. From 1989 to 1997, Mr. Wolf was Vice President of Finance and CFO for Nice Man Merchandising, a worldwide entertainment merchandising company. From 1987 to 1989, he was Chief Financial Officer for Benchmark Computer Systems, Inc., a value-added reseller and software developer of integrated computer systems. From 1983 to 1987, Mr. Wolf was Vice President of Finance and Administration for National Information Systems, Inc., which provided computer and information services to the direct marketing industry. From 1974 to 1983, Mr. Wolf was staff accountant and became the Controller for Patchin Appraisals, Inc., a national valuation firm. Mr. Wolf received his BS Degree in Accounting from the University of Minnesota in 1974.

         JEFFREY B. PINKERTON has served as our Vice Chairman and Chief Product Strategist since August 14, 2000 and as a member of our Board of Directors since October 1995. He formerly served as President and Chief Executive Officer from March 2000 to August 14, 2000 and as President from August 1996 to March 2000. From 1987 to 1991 and from 1994 to July 1996, Mr. Pinkerton served in various positions for us, including Executive Vice President and Vice President-Product Development. From 1991 to 1994, Mr. Pinkerton founded and operated Viewpoint Consulting, a reseller of our software products. Prior to joining us, Mr. Pinkerton was Director of Purchasing for American-Standard, Inc. in New York. His industrial experience includes both materials management and systems analysis. Mr. Pinkerton has published numerous articles on Purchasing and Purchasing Applications, taught a course on application design for procurement at Baruch College, NY, and published two books. Mr. Pinkerton received a BSc in Mathematics and Statistics from Sheffield University in England in 1970.

         J. MURRAY LOGAN has served as Chairman of our Board of Directors since September 1999 and as a member of our Board of Directors since June 1998. Since 1975, Mr. Logan has served as a vice president, portfolio manager, Chairman of Investment Policy of Rockefeller & Co., Inc., and as a vice president of Rockefeller Gas & Oil Inc., general partner of various Rockefeller partnerships. Mr. Logan is the Managing Partner of L-R Global Partners, L.P. since its inception in 1997 and along with Rockefeller & Co., Inc., is a member of L-R Managers, LLC, which is the management company for L-R Global Partners, L.P. Mr. Logan is a director of The World Trust Fund, an unaffiliated investment trust. Mr. Logan served as a trustee of the Johns Hopkins University and chaired its Committee on Investments. Mr. Logan is also a director of the Camphill Foundation, Camphill Village USA and the Berkshire Opera Company. Mr. Logan received his B.A. from Johns Hopkins University in 1959.

         BRAD I. MARKOWITZ has served as a member of our Board of Directors since February 1994. From February 1994 to June 1997, Mr. Markowitz served as Chairman of our Board of Directors. Since 1995, Mr. Markowitz has served as President and a member of the Board of Directors of Park Avenue Health Care Management, Inc., a physician practice management company. From 1987 to 1995, Mr. Markowitz served as Vice President of the ADCO Group, a real estate banking and venture capital company.

         ROBERT J. CHAMINE has served as a member of our Board of Directors since June 2001. Mr. Chamine is Managing Director of Devonshire Holdings, a New York-based investment-banking firm. As part of our Board, Mr. Chamine will help provide strategic guidance for our mission of providing practical procurement solutions that improve return-on-investment, strategic sourcing and inventory management. Mr. Chamine was a Managing Director and member of the Board of Directors of Schroder & Company, Inc., a British merchant bank, until it merged into CitiGroup in early 2000. During his twenty-two years at Schroder's, he served as a member of the executive committee of their board of directors, a member of the risk committee as well as the capital commitment committee. Mr. Chamine received a Bachelor of Arts degree from Fordham University and attended New York University Graduate School of Business Administration.

         WILLIAM J. CAFFERY has served as a member of our Board of Directors since August 2001. Mr. Caffery will be directly involved in helping us chart the strategic direction of our future product development and, by extension, our company. Mr. Caffery is a seasoned technology executive with wide-ranging experience in the application of leading edge technologies. He most recently served as Vice President and Chief Information Officer of America Online, Inc. where he directed the reorganization and integration of key information technology units. He has founded two successful high technology consultancies and served as a Vice President of Gartner Group, Inc., one of the world's largest and most respected high technology consultancies. Mr. Caffery holds both a Bachelor of Science and a Master of Science degree from the Massachusetts Institute of Technology. He received his MBA from Harvard Business School.


FAMILY RELATIONSHIPS

         There are no family relationships among any of the directors or executive officers.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors and certain of our officers and persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in ownership to the Securities and Exchange Commission and to us. Specific due dates have been established and we are required to report in this Annual Report on Form 10-KSB any failure to file by these dates during the fiscal year ended May 31, 2001. Based on our review of copies of these reports, Jeff Pinkerton filed one untimely Form 4 and Robert Chamine filed one untimely Form 3.

ITEM 10:   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The table below sets forth information regarding executive compensation for the fiscal years ended May 31, 2001, 2000, and 1999 of our Chief Executive Officers and our other most highly compensated executive officers whose compensation for fiscal 2001 exceeded $100,000.


                                                                                LONG TERM
                                                                               COMPENSATION
                                                                               ------------
                                                                                  AWARDS
                                                    ANNUAL COMPENSATION           ------             ALL OTHER
   NAME AND PRINCIPAL POSITION        YEAR      SALARY ($)     BONUS ($)       OPTIONS (#)        COMPENSATION ($)
   ---------------------------        ----      ----------     ---------       -----------        ----------------
Donald L. LaGuardia                 2001 (1)        --            --             400,000            $ 341,048 (15)
   President and Chief              2000            --            --              80,000                --
   Executive Officer                1999            --            --              20,000                --

Terry J. Bartz                      2001       $ 128,633          --             250,000            $   3,849  (9)
   Chief Operating Officer,         2000       $ 100,150          --               --               $   1,630  (9)
   General Counsel and Secretary    1999 (13)  $   4,688          --             135,000            $  80,803 (12)

Philip D. Wolf                      2001       $ 129,593          --             200,000            $   3,830  (9)
   Chief Financial Officer,         2000       $ 100,630          --               --               $   1,644  (9)
   Treasurer and Ass't. Secretary   1999       $  88,717          --             139,000                --

P. Gopalakrishnan                   2001       $ 124,510          --              75,000            $  17,371 (16)
   Sr. Vice President               2000       $  42,550          --             125,000            $   1,771  (9)
   and CTO

Jeffrey B. Pinkerton                2001       $ 165,720          --               --               $   9,518  (6)
   President and Chief              2000 (2)   $ 160,360          --             320,113            $  10,880  (5)
   Executive Officer                1999       $ 160,000          --               --               $   7,800 (14)

Pamela Cabalka                      2001            --            --               --                   --
   Chief Executive Officer          2000 (10)  $  82,227          --               --               $  75,188 (11)

Michael G. Kerrison                 2001            --            --               --                   --
   Chairman and Chief               2000 (3)   $  42,045          --               --                   --
   Executive Officer                1999       $ 100,000          --             625,000            $  35,000  (7)

Joseph D. Mooney                    2001            --            --               --                   --
   Chairman and Chief               2000            --            --               --                   --
   Executive Officer                1999 (4)   $ 133,333          --               --               $ 445,200  (8)



---------------------------

(1) Mr. LaGuardia was appointed Chief Executive Officer by the Board of Directors on August 14, 2000.

(2) See the section "Executive Officers and Directors" for information as to the offices held by Mr. Pinkerton in fiscal 2000 and his subsequent appointment as Vice Chairman and Chief Product Strategist effective August 14, 2000. Mr. LaGuardia succeeded Mr. Pinkerton in the offices of President and Chief Executive Officer effective August 14, 2000.

(3) Mr. Kerrison was appointed Chief Executive Officer by the Board of Directors on January 31, 1999 and resigned on September 9, 1999.

(4) Mr. Mooney was appointed President and Chief Executive Officer by the Board of Directors on June 23, 1997 and resigned on January 31, 1999.

(5) Represents a $7,800 automobile allowance and a $3,080 contribution to employee's 401K account.

(6) Represents a $5,200 automobile allowance and a $4,318 contribution to employee's 401K account.

(7)      Represents $35,000 earned as an independent contractor.

(8) Represents a $400,000 compensation charge under Mr. Mooney's termination agreement, which was paid in twenty-four equal payments through January 31, 2001, a $40,000 contract settlement payment, and a $5,200 automobile allowance.

(9)      Represents contribution to employee's 401(k) account.

(10) Ms. Cabalka was appointed interim Chief Executive Officer by the Board of Directors on September 10, 1999 and resigned on December 8, 1999.

(11) Represents a $75,000 accrued severance benefit of which $71,023 was paid as of May 31, 2000 and the balance of $3,977 was paid in June 2000 and a $188 contribution to employee's 401(k) account.

(12)     Represents $80,803 earned as an independent contractor.

(13) Mr. Bartz joined PurchaseSoft in May 1999 as Vice President, General Counsel and Corporate Secretary and was appointed Chief Operating Officer in May 2001.

(14)     Represents a $7,800 automobile allowance.

(15) Represents $51,042 in cash compensation paid to L-R Global Managers for the services of Mr. LaGuardia. Also includes $290,006 in non-cash compensation charges associated with two non-statutory stock option grants issued to Mr. LaGuardia.

(16) Represents a $417 automobile allowance, $1,879 contribution to employee's 401(k) account and $15,075 in accrued severance and vacation payments.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth information as to options granted during the fiscal year ended May 31, 2001 to the officers listed in the Summary Compensation Table who held office during fiscal 2001:


                                                     INDIVIDUAL GRANT
                                 NUMBER OF          ------------------        EXERCISE
                                SECURITIES          % OF TOTAL OPTIONS          PRICE           EXPIRATION
                                UNDERLYING       GRANTED TO EMPLOYEES IN     ($ / SHARE)           DATE
        NAME                 OPTIONS GRANTED         FISCAL YEAR (8)
        ----                 ---------------     -----------------------      ---------      --------------
 Donald S. LaGuardia            150,000 (1)                7.1%                $2.687        August 14, 2005
                                250,000 (2)               11.9%                $0.650        April 23, 2006

 Terry J. Bartz                  50,000 (3)                2.4%                $1.750        December 27, 2005
                                200,000 (4)                9.5%                $0.650        April 23, 2006

 Philip D. Wolf                  50,000 (5)                2.4%                $1.750        December 27, 2005
                                150,000 (6)                7.1%                $0.650        April 23, 2006

 P. Gopalakrishnan               75,000 (7)                3.6%                $2.125        September 14, 2005

---------------------------

(1) Mr. LaGuardia was granted a non-statutory stock option exercisable for an aggregate of 150,000 shares of common stock, which was fully vested on the date of the grant.

(2) Mr. LaGuardia was granted a non-statutory stock option exercisable for an aggregate of 250,000 shares of common stock of which 83,334 shares vested on the date of the grant, 83,333 shares will vest on April 24, 2002 and 83,333 shares will vest on April 24, 2003. On August 3, 2001, PurchaseSoft accelerated the vesting on the 166,666 unvested shares in order to eliminate the variable accounting treatment for this option.

(3) Mr. Bartz was granted an incentive stock option exercisable for an aggregate of 50,000 shares of common stock of which 16,667 shares vested on the date of the grant, 16,667 will vest on December 28, 2001 and 16,666 will vest on December 28, 2002.

(4) Mr. Bartz was granted an incentive stock option exercisable for an aggregate of 200,000 shares of common stock of which 66,667 shares vested on the date of the grant, 66,667 shares will vest on April 24, 2002 and 66,666 shares will vest on April 24, 2003.

(5) Mr. Wolf was granted an incentive stock option exercisable for an aggregate of 50,000 shares of common stock of which 16,667 shares vested on the date of the grant, 16,667 will vest on December 28, 2001 and 16,666 will vest on December 28, 2002.

(6) Mr. Wolf was granted an incentive stock option exercisable for an aggregate of 150,000 shares of common stock of which 50,000 shares vested on the date of the grant, 50,000 shares will vest on April 24, 2002 and 50,000 shares will vest on April 24, 2003.

(7) Mr. Gopalakrishnan was granted an incentive stock option for an aggregate of 75,000 shares of common stock of which 25,000 shares vested on the date of the grant, 25,000 shares will vest on September 15, 2001 and 25,000 shares will vest on September 15, 2002. Mr. Gopalakrishnan was released from service in early May 2001 and these options expired unexercised on May 19, 2001.

(8) Percentages are based upon an aggregate of 2,107,500 options granted during fiscal 2001, which includes an aggregate of 400,000 non-statutory option shares granted to Mr. LaGuardia as an independent contractor.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         The following table sets forth information as to options exercised during the fiscal year ended May 31, 2001, and unexercised options held at the end of such fiscal year, by the officers listed in the Summary Compensation Table who held office during fiscal 2001:



                              SHARES                                                        VALUE OF UNEXERCISED
                              ACQUIRED                      NUMBERS OF UNEXERCISED          IN-THE-MONEY OPTIONS
                                 ON           VALUE           OPTIONS AT 5/31/01                 AT 5/31/01
          NAME             EXERCISE (#)   REALIZED ($)    EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE (1)
          ----             -------------  ------------    -------------------------     -----------------------------

 Donald S. LaGuardia               0           $ 0            333,334 / 166,666             $ 5,833 / $ 11,667

 Terry J. Bartz                    0           $ 0            213,967 / 171,199              $ 4,667 / $ 9,333

 Philip D. Wolf                    0           $ 0            205,667 / 133,333              $ 3,500 / $ 7,000

 P. Gopalakrishnan                 0           $ 0                        0 / 0                      $ 0 / $ 0

 Jeffrey B. Pinkerton              0           $ 0            524,279 / 100,000                  $ 2,084 / $ 0

---------------------------


(1) Value is based on the closing bid price supplied by the National Quotations Bureau in the Nasdaq System and reported by the NASD as of May 31, 2001, the last trading date during fiscal 2001, which was $0.72 minus the exercise price.



EXECUTIVE EMPLOYMENT AGREEMENTS

         On August 15, 2000, we entered into a management consulting agreement with Donald S. LaGuardia, to become our President and Chief Executive Officer. Mr. LaGuardia is a related party due to his relationship with L-R Global, where he is a partner. This agreement provided for an initial term of six months with an automatic extension on a month-to-month basis. Under the initial term, Mr. LaGuardia was granted a non-statutory stock option to purchase 150,000 shares of our common stock. These shares have an exercise price of $2.69 per share, were fully vested on the date of grant and have a term of five years. He also received reimbursement for all reasonable out of pocket expenses relating to housing and transportation. On April 24, 2001, Mr. LaGuardia was granted another non-statutory stock option for 250,000 shares of our common stock. These shares have an exercise price of $0.65 per share, have a term of five years, were vested one-third on the date of the grant, will vest an additional one-third on April 24, 2002 and will vest the final one-third on April 24, 2003. On August 3, 2001, we accelerated the vesting on the unvested two-thirds of these shares, so that all 250,000 shares were fully vested. Since Mr. LaGuardia is employed by L-R Global, we are required under generally accepted accounting principles to treat his option grants as issued to a non-employee. Upon the expiration of the initial term of the management consulting agreement, we agreed to an extension for another six-month term, under the same terms and conditions, except that we agreed to make monthly payments of $14,583 to L-R Managers, LLC for the services of Mr. LaGuardia. The renewal term covers the period of February 16, 2001 through August 15, 2001.

         On January 25, 2001 we entered into a new agreement with Jeffrey Pinkerton, our Vice Chairman and Chief Product Strategist for a term of one year. This agreement replaced the prior agreement with Mr. Pinkerton, which was dated April 1, 1998. Mr. Pinkerton's current annual base salary is $165,720, subject to review and increase by our Board of Directors. If this agreement is terminated for any reason other than cause, death or by mutual agreement, Mr. Pinkerton will receive nine-months base salary.

DIRECTOR COMPENSATION

         At the current time, our directors receive no cash compensation for their service to us as directors.


ITEM 11:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of August 15, 2001, as reported to us, as to the beneficial ownership of our common stock by each director, each named officer, by all directors and executive officers as a group and each person known to us to be the beneficial owner of more than 5% of our issued and outstanding common stock as of August 15, 2001 or other date noted below. Unless otherwise specified, the address of each beneficial owner is c/o PurchaseSoft, Inc., One Research Drive, Suite 100 B, Westborough, MA 01581. As of August 15, 2001, 26,993,905 shares of common stock were outstanding.


                                                      AMOUNT AND NATURE OF               PERCENTAGE OF
  NAME AND ADDRESS                                    BENEFICIAL OWNERSHIP           OUTSTANDING SHARES OF
  OF BENEFICIAL OWNER                                 OF COMMON STOCK (1)            COMMON STOCK OWNED (2)
  -------------------                                 -------------------            ----------------------

  J. Murray Logan  (3)
  c/o L-R Global Partners, L.P.
  30 Rockefeller Plaza, Room 5425
  New York, New York 10112                               21,977,059                         81.13%

  Donald S. LaGuardia  (4)
  c/o L-R Global Partners, L.P.
  30 Rockefeller Plaza, Room 5425
  New York, New York 10112                               22,193,240                         80.44%

  L-R Global Partners, L.P.  (5)
  c/o Rockefeller & Co., Inc.
  30 Rockefeller Plaza, Room 5425
  New York, New York 10112                               21,676,240                         80.02%

  Terry J. Bartz  (6)                                       213,967                          0.79%

  Philip D. Wolf  (7)                                       240,667                          0.88%

  Jeffrey B. Pinkerton  (8)                                 538,281                          1.96%

  Brad I. Markowitz  (9)                                    130,820                          0.48%

  Robert J. Chamine  (10)                                    90,000                          0.33%

  William J. Caffery  (11)                                   50,000                          0.18%

  All current directors and executive                    23,757,794                         82.64%
  officers as a group (8 persons)  (12)



----------
(1) The shares owned, and the shares included in the total number of shares outstanding, have been adjusted, and the percentage owned has been computed, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, and includes, options and warrants to the extent called for by such rule, with respect to shares of common stock, that can be exercised within 60 days. Except as set forth in the footnotes below, such shares are beneficially owned with sole investment and sole voting power.

(2) The percent of class calculation is based on 26,993,905 shares of PurchaseSoft's common stock being issued and outstanding as of August 15, 2001 and effect being given, where appropriate, pursuant to Rule 13d-3(d)(1)(i) under the Exchange Act, to any option or warrant then exercisable or exercisable within 60 days thereafter.

(3) Includes 21,581,440 shares held by L-R Global Partners, L.P. Also includes 94,800 shares that L-R Global Partners, L.P. has the right to acquire within 60 days of August 15, 2001 upon the exercise of warrants. Mr. Logan, together with L-R Managers, LLC, Rockefeller & Co., Inc., and Rockefeller Financial Services, Inc. share voting and investment control with respect to L-R Global Partners, L.P. Mr. Logan may be deemed the beneficial owner of shares held by L-R Global Partners, L.P. although he disclaims beneficial ownership to the extent of his purported ownership interest.

(4) Includes 21,581,440 shares held by L-R Global Partners, L.P. Also includes 94,800 shares that L-R Global Partners, L.P. has the right to acquire within 60 days of August 15, 2001 upon the exercise of warrants. Mr. LaGuardia, together with L-R Managers, LLC, Rockefeller & Co., Inc., and Rockefeller Financial Services, Inc. share voting and investment control with respect to L-R Global Partners, L.P. Mr. LaGuardia may be deemed the beneficial owner of shares held by L-R Global Partners, L.P. although he disclaims beneficial ownership to the extent of his purported ownership interest. Also includes 500,000 shares that Mr. La Guardia has the right to acquire within 60 days of August 15, 2001 upon the exercise of stock options.

(5) Includes 94,800 shares that L-R Global Partners, L.P. has the right to acquire within 60 days of August 15, 2001 upon the exercise of warrants.

(6) Includes 213,967 shares issuable within 60 days of August 15, 2001 upon the exercise of stock options.

(7) Includes 205,667 shares issuable within 60 days of August 15, 2001 upon the exercise of stock options.

(8) Includes 524,279 shares issuable within 60 days of August 15, 2001 upon the exercise of stock options and 125 shares owned by Mr. Pinkerton's wife. Mr. Pinkerton may be deemed the beneficial owner of shares held by his wife although he disclaims beneficial ownership of such shares.

(9) Includes 115,833 shares issuable within 60 days of August 15, 2001 upon exercise of stock options and 10,544 shares owned by Focus Capital Corp. Mr. Markowitz may be deemed the beneficial owner of shares held by Focus Capital Corp. although he disclaims beneficial ownership of such shares.

(10) Includes 50,000 shares issuable within 60 days of August 15, 2001 upon the exercise of stock options and 15,000 shares owned by Mr. Chamine's wife. Mr. Chamine may be deemed the beneficial owner of shares held by his wife although he disclaims beneficial ownership of such shares.

(11) Includes 50,000 shares issuable within 60 days of August 15, 2001 upon the exercise of stock options.

(12) Includes 1,659,746 shares issuable within 60 days of August 15, 2001 upon the exercise of stock options and 94,800 shares issuable within 60 days upon the exercise of warrants.

ITEM 12:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 23, 2000 and January 30, 2001, we borrowed a total of $10,000,000 from L-R Global Partners, L.P. and signed demand promissory notes in return. Under the terms of these notes, we must repay the principal and interest due at any time upon the demand of L-R Global. These notes provided for interest at 6% per annum. On May 31, 2001, we converted the L-R Global demand promissory notes and accrued interest, totaling $10,457,808 into 11,883,873 shares of our common stock. This conversion was done pursuant to the conversion agreement we entered into with L-R Global on April 12, 2001. We agreed to convert this debt and accrued interest into common shares using the last reported sale price of the company's common stock on April 12, 2001.

         On July 18, 2001, subsequent to the end of fiscal 2001, we issued a $2 million demand promissory note to L-R Global. In recognition of our need for additional capital, L-R Global approached us and proposed the $2 million loan. Our Board of Directors reviewed the terms of the proposed loan and decided that they were favorable to us. On August 28, 2001, L-R Global cancelled this note as partial payment towards its irrevocable exercise of its subscriptions rights in the rights offering.

         On August 15, 2000, we entered into a Management Consulting Agreement with Donald S. LaGuardia, to become our President and Chief Executive Officer. Mr. LaGuardia is a related party due to his relationship with L-R Global, where he is a partner. This agreement provided for an initial term of six months with an automatic extension on a month-to-month basis. Under the initial term, Mr. LaGuardia was granted a non-statutory stock option to purchase 150,000 shares of our common stock. These shares have an exercise price of $2.69 per share, were fully vested on the date of grant and have a term of five years. He also received reimbursement for all reasonable out of pocket expenses relating to housing and transportation. On April 24, 2001, Mr. LaGuardia was granted another non-statutory stock option for 250,000 shares of our common stock. These shares have an exercise price of $0.65 per share, have a term of five years, were vested one-third on the date of the grant, will vest an additional one-third on April 24, 2002 and will vest the final one-third on April 24, 2003. On August 3, 2001, we accelerated the vesting on the unvested two-thirds of these shares, so that all 250,000 shares were fully vested. Since Mr. LaGuardia is employed by L-R Global, we are required under generally accepted accounting principles to treat his option grants as issued to a non-employee. Upon the expiration of the initial term of the Management Consulting Agreement, we agreed to an extension for another six-month term, under the same terms and conditions, except that we agreed to make monthly payments of $14,583 to L-R Managers, LLC for the services of Mr. LaGuardia. The renewal term covers the period of February 16, 2001 through August 15, 2001.

         On January 25, 2001 we entered into a new agreement with Jeffrey Pinkerton, our Vice Chairman and Chief Product Strategist for a term of one year. This agreement replaced the prior agreement with Mr. Pinkerton, which was dated April 1, 1998. Mr. Pinkerton's current annual base salary is $165,720, subject to review and increase by our Board of Directors. If this agreement is terminated for any reason other than cause, death or by mutual agreement, Mr. Pinkerton will receive nine-months base salary.

ITEM 13:   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

         The following exhibits, which are designated with a footnote reference are incorporated by reference to a prior registration statement declared effective under the Securities Act or a periodic report file pursuant to Section 13 of the Exchange Act. Exhibits designated with an asterisk are filed with this report.

NUMBER   EXHIBIT
------   -------
2.1 Agreement and Plan of Merger, dated November 10, 1998, by and between PurchaseSoft, Inc., a Delaware corporation, and Greentree Software, Inc., a New York corporation. (1)

3.1      Certificate of Incorporation of the Company. (1)

3.2      Amendment to Certificate of Incorporation of the Company.  (10)

3.3      By-laws of the Company.  (1)

4.1      Specimen Certificate for Shares of Common Stock. (6)

10.1     The Company's Stock Option Plan of 1987. (2)

10.2     The Company's Stock Option Plan of 1994. (3)

10.3     The Company's 1997 Stock Option Plan. (4)

10.4 Registration Rights Agreement dated as of December 25, 1995 among the Company and certain of its Shareholders. (5)

10.5 Registration Rights Agreement dated as of April 23, 199_ among the Company and certain of its Shareholders. (5)

10.6 Registration Rights Agreement dated October 25, 1996 between the Company and certain of its Shareholders. (4)

10.7 Form of Warrant issued to Wm. Smith Securities & Gilmore & Co. (A substantial number of these warrants have been assigned to L-R Global Partners, L.P.) (5)

10.8 Form of Warrant issued to TIS Acquisitions and Management Group, Inc., The Travelers Indemnity Company, and Mark Cahill, dated October 25, 1996. (4)

10.9 Form of Warrant issued to Wm. Smith Securities, Inc., dated October 25, 1996. (A substantial number of these warrants have been assigned to L-R Global Partners, L.P.) (4)

10.10 Form of Warrant issued to Wm. Smith Securities, Inc., dated October 25, 1996. (A substantial number of these warrants have been assigned to L-R Global Partners, L.P.) (4)

10.11 Promissory note dated March 23, 2000, of PurchaseSoft, Inc. to L-R Global Partners, L.P. (This note is no longer outstanding. It was converted into common stock at May 31, 2001 under a conversion agreement dated April 12, 2001 between the Company and L-R Global.) (7)

10.12 Lease agreement between the Company and Flanders Westborough Delaware, Inc. (8)

10.13    Lease agreement between the Company and Office Associates L.L.C. (8)

10.14 Management consulting agreement dated as of August 15, 2000 by and between the Company and Donald S. LaGuardia. (9)

10.15 Demand promissory note dated January 30, 2001, of PurchaseSoft, Inc. to L-R Global Partners, L.P. (This note is no longer outstanding. It was converted into common stock at May 31, 2001 under a conversion agreement dated April 12, 2001 between the Company and L-R Global.) (9)

10.16 Employment agreement dated January 25, 2001 between the Company and Jeffrey Pinkerton. (11)

10.17 Agreement dated February 21, 2001 between the Company and VIA Marketing and Design, Inc. (11)

10.18 Agreement dated March 15, 2001 between the Company and Tata Infotech Limited. (11)

10.19 Conversion Agreement dated April 12, 2001 between the Company and L-R Global Partners, L.P. (12)

10.20 Demand promissory note dated July 18, 2001, of PurchaseSoft, Inc. to L-R Global Partners, L.P. (This note is no longer outstanding. It was cancelled on August 28, 2001 as partial payment towards L-R Global's irrevocable exercise of its subscription rights in the rights offering. (13)

23.1     Consent of PricewaterhouseCoopers LLP *


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

(5) Incorporated herein by reference to the Company's Registration Statement on Form S-1, File No. 333-45475.

(6) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1999.

(7) Incorporated herein by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended February 29, 2000.

(8) Incorporated herein by reference from the Company's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000.

(9) Incorporated herein by reference from the Company's Quarterly Report on Form 10-QSB/A for the quarter ended August 31, 2000.

(10) Incorporated herein by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 2000.

(11) Incorporated herein by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 2001.

(12) Incorporated herein by reference from the Company's Form S-3 Registration Statement, File No.333-60890 filed on May 14, 2001.

(13) Incorporated herein by reference to the Company's Report on Form 8-K, filed on July 25, 2001.

REPORTS ON FORM 8-K

1. On June 26, 2001, PurchaseSoft filed a report on Form 8-K announcing that L-R Global converted its demand promissory notes and accrued interest totaling $10,457,808 into 11,883,873 shares of PurchaseSoft's common stock at $0.88 per share under the terms of a conversion agreement dated April 12, 2001. The Company also filed as an exhibit, its audited financial statements for the year ended May 31, 2000 and incorporated such statements by reference.

2. On July 25, 2001, PurchaseSoft filed a report on Form 8-K announcing that it had issued a demand promissory note to L-R Global Partners, L.P. in the aggregate principal amount of $2 million.

3. On August 1, 2001, PurchaseSoft filed a report on Form 8-K with its Management's Discussion and Analysis of Financial Condition and Results of Operations concerning the audited financial statements for the year ended May 31, 2001, which were filed as an exhibit and incorporated by reference.

4. On August 28, 2001, PurchaseSoft filed a report on Form 8-K announcing that it had extended the expiration date of its rights offering from August 28, 2001 to September 7, 2001, 5:00 p.m., New York City time.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto to be duly authorized.

                                     PurchaseSoft, Inc.
                                       (Issuer)
Date:   August 29, 2001
                                     /s/  Donald S. LaGuardia
                                     ------------------------------------
                                     Donald S. LaGuardia
                                     President, Chief Executive Officer, and
                                     Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on August 29, 2001.

                  SIGNATURE                                               TITLE
                 ----------                                               -----

/s/ Donald S. LaGuardia                                     President, Chief Executive Officer
________________________________                            and Director
Donald S. LaGuardia


/s/ Philip D. Wolf                                          Chief Financial Officer, Treasurer
_________________________________                           and Assistant Secretary
Philip D. Wolf


/s/ Terry J. Bartz                                          Chief Operating Officer,
_________________________________                           General Counsel, and Secretary
Terry J. Bartz


/s/ J. Murray Logan
_________________________________                           Chairman of the Board of Directors
J. Murray Logan


                                                            Vice Chairman, Chief Product Strategist
________________________________                            and Director
Jeffrey B. Pinkerton


/s/ Brad I. Markowitz
_________________________________                           Director
Brad I. Markowitz


/s/ Robert J. Chamine
_________________________________                           Director
Robert J. Chamine


/s/ William J. Caffery
_________________________________                           Director
William J. Caffery


                               PURCHASESOFT, INC.
                          INDEX TO FINANCIAL STATEMENTS




 DESCRIPTION                                                                     PAGE
-------------------------------------------------------------------------------------
 Report of PricewaterhouseCoopers LLP                                             F-2

 Balance Sheets as of May 31, 2001 and 2000                                       F-3

 Statements of Operations for the years ended May 31, 2001 and 2000               F-4

 Statements of Stockholders' Equity for the years ended May 31, 2001
 and 2000                                                                         F-5

 Statements of Cash Flows for the years ended May 31, 2001 and 2000               F-6

 Notes to Financial Statements                                                    F-7


                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
   and Stockholders of
   PurchaseSoft, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of PurchaseSoft, Inc. at May 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses, has accumulated a deficit, and requires additional financing. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
July 3, 2001, except as to Note 1 and Note 10, which are as of August 29, 2001

                               PURCHASESOFT, INC.
                                 Balance Sheets
                             May 31, 2001 and 2000


                                                                      2001                          2000
                                                                 --------------                --------------
Assets

Current Assets
   Cash and cash equivalents                                   $     2,358,688               $     4,992,306
   Accounts receivable, net                                            119,827                        12,709
   Prepaid expenses and other current assets                           152,668                       149,940
                                                               ---------------               ---------------
Total Current Assets                                                 2,631,183                     5,154,955
                                                               ---------------               ---------------
Property and equipment, net                                          1,062,360                       460,408
                                                               ---------------               ---------------
Security deposits                                                      339,131                       297,269
                                                               ---------------               ---------------
Total Assets                                                   $     4,032,674               $     5,912,632
                                                               ===============               ===============

Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                                            $       532,594               $       126,893
   Current obligations under capital leases                            112,825                        50,002
   Accrued expenses                                                    476,524                       509,493
   Deferred revenues                                                    34,812                        52,881
                                                               ---------------               ---------------
Total Current Liabilities                                            1,156,755                       739,269
                                                               ---------------               ---------------

Long-Term Liabilities
   Note payable with a related party                                     --                        5,000,000
   Noncurrent obligations under capital leases                         110,613                        42,460
                                                               ---------------               ---------------
Total Long-Term Liabilities                                            110,613                     5,042,460
                                                               ---------------               ---------------

Commitments and Contingencies (Note 5)

Stockholders' Equity
Common stock, $0.01 par value, 50,000,000
   shares authorized, 26,988,905 and 14,730,549
   issued and outstanding, respectively                                269,889                       147,305
Additional paid-in-capital                                          39,686,388                    28,575,283
Deferred stock-based compensation                                     (159,722)                         --
Accumulated deficit                                                (36,942,217)                  (28,502,653)
                                                               ---------------               ---------------
                                                                     2,854,338                       219,935
Less treasury stock (4,780 shares) at cost                             (89,032)                      (89,032)
                                                               ---------------               ---------------
Total Stockholders' Equity                                           2,765,306                       130,903
                                                                 --------------                --------------
Total Liabilities and Stockholders' Equity                     $     4,032,674               $     5,912,632
                                                               ===============               ===============



                 See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                            Statements of Operations
                        Years Ended May 31, 2001 and 2000


                                                                                               2001                          2000
                                                                                         ------------                  -------------
Revenues:
     Product                                                                             $    220,359                  $    116,155
     Services                                                                                 383,521                       221,743
                                                                                         ------------                  ------------
Total revenues                                                                                603,880                       337,898
                                                                                         ------------                  ------------
Costs and expenses:
     Cost of product revenues                                                                  14,000                           465
     Cost of service revenues                                                                 917,626                       343,112
     Sales and marketing                                                                    1,814,521                     1,255,424
     General and administrative                                                             2,983,376                     1,849,116
     Research and development                                                               3,090,457                       860,012
                                                                                         ------------                  ------------
Total costs and expenses                                                                    8,819,980                     4,308,129
                                                                                         ------------                  ------------
Operating loss                                                                             (8,216,100)                   (3,970,231)

Interest income/(expense), net                                                               (223,464)                       70,244
                                                                                         ------------                  ------------
Net loss                                                                                 $ (8,439,564)                 $ (3,899,987)
                                                                                         ============                  ============

Net loss per common share
   (Basic and diluted)                                                                   $      (0.57)                 $      (0.28)
                                                                                         ============                  ============

Weighted average shares outstanding                                                        14,895,810                    14,088,270
                                                                                         ============                  ============



                 See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                       Statements of Stockholders' Equity
                        Years Ended May 31, 2001 and 2000

                                                                               Deferred                                   Total
                                            Common Stock         Additional   Stock-based  Accumulated     Treasury   Stockholders'
                                        Shares       Amount   Paid-in-Capital    Comp.       Deficit        Stock         Equity
                                      ----------- ----------- --------------- ----------- ------------- ------------  -------------
Balance, May 31, 1999                 13,807,015  $   138,070    $27,643,167  $        0  $(24,602,666) $    (89,032) $  3,089,539

Common stock issued upon exercise of
  stock options                          907,868        9,078        913,534         --           --            --         922,612
Common stock issued upon exercise of
  a warrant                               15,666          157         18,582         --           --            --          18,739
Net loss                                    --           --             --           --     (3,899,987)         --      (3,899,987)
                                      ----------  -----------    -----------  ----------  ------------  ------------  ------------
Balance, May 31, 2000                 14,730,549  $   147,305    $28,575,283  $        0  $(28,502,653) $    (89,032) $    130,903
                                      ==========  ===========    ===========  ==========  ============  ============  ============
Stock-based compensation                    --           --          486,628    (166,667)         --            --         319,961
Amortization of deferred stock-based
  compensation                              --           --                0       6,945          --            --           6,945
Common stock issued upon conversion
  of debt with a related party        11,883,873      118,839     10,338,969         --           --            --      10,457,808
Common stock issued for services          66,787          668         89,332         --           --            --          90,000
Common stock issued upon exercise of
  stock options                          181,308        1,813        116,224         --           --            --         118,037
Common stock issued upon exercise of
  warrants                               126,388        1,264         79,952         --           --            --          81,216
Net loss                                    --           --             --           --     (8,439,564)         --      (8,439,564)
                                      ----------  -----------    -----------  ----------- ------------  ------------  ------------
Balance, May 31, 2001                 26,988,905  $   269,889    $39,686,388  $ (159,722) $(36,942,217) $    (89,032) $  2,765,306
                                      ==========  ===========    ===========  =========== ============  ============  ============


                 See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                            Statements of Cash Flows
                        Years Ended May 31, 2001 and 2000


                                                                                                      2001                  2000
                                                                                                 -------------         -------------
Cash flows from operating activities:
      Net loss                                                                                   $ (8,439,564)         $ (3,899,987)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
            Depreciation and amortization                                                             190,002                99,060
            Loss on sale of assets                                                                      1,277                  --
            Provision for bad debts                                                                     7,988                 2,279
            Accrued interest converted to equity                                                      457,808                  --
            Stock  issued for services                                                                 90,000                30,000
            Options granted for services                                                              326,906                  --
      Changes in operating assets and liabilities:
            Accounts receivable                                                                      (115,106)              100,939
            Prepaid expenses and other assets                                                          (2,728)              (58,480)
            Accounts payable and accrued expenses                                                     380,360              (437,350)
            Deferred revenue                                                                          (18,069)             (110,923)
                                                                                                 ------------          ------------
Net cash used in operating activities                                                              (7,121,126)           (4,274,462)
                                                                                                 ------------          ------------
Cash flows from investing activities:
      Additions to property and equipment                                                            (545,202)             (177,908)
      Proceeds from sale of assets                                                                      1,800                  --
      Additions to security deposits                                                                  (49,490)             (258,390)
                                                                                                 ------------          ------------
Net cash used in investing activities                                                                (592,892)             (436,298)
                                                                                                 ------------          ------------

Cash flows from financing activities:
      Proceeds from exercise of options/warrants                                                      199,253               941,351
      Proceeds from issuance of note payable with a related party                                   5,000,000             5,000,000
      Payment of capital leases                                                                      (118,853)              (62,790)
                                                                                                 ------------          ------------
Net cash provided by financing activities                                                           5,080,400             5,878,561
                                                                                                 ------------          ------------

Net increase (decrease) in cash and cash equivalents                                               (2,633,618)            1,167,801
Cash and cash equivalents, beginning of year                                                        4,992,306             3,824,505
                                                                                                 ------------          ------------
Cash and cash equivalents, end of period                                                         $  2,358,688          $  4,992,306
                                                                                                 ============          ============
Supplemental disclosure of cash flow information:
      Cash paid for interest                                                                     $     28,550          $     12,651
                                                                                                 ============          ============
Supplemental disclosure of non-cash transaction:
      Conversion of notes payable to common stock by a related party                               10,000,000                  --
      Capital lease obligation incurred                                                          $    249,829          $     76,946
                                                                                                 ============          ============


                 See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2001 AND 2000


NOTE 1-ORGANIZATION AND MANAGEMENT'S PLANS

         PurchaseSoft, Inc. (the "Company") is an emerging provider of strategic e-procurement and B2B solutions to medium and large organizations worldwide. PurchaseSmart(TM), the Company's flagship e-procurement product enables organizations to automate their procurement processes thereby reducing costs and improving productivity, while providing real-time decision support information to management. The Company is marketing its solutions throughout North America, Europe and Asia. The Company's principal goal is to be the leader in the e-procurement solutions marketplace addressing organizational procurement needs. The Company expects to achieve its objective by continuing to offer the most functional and easy to use leading edge, end-to-end software solutions and unparalleled customer service.

         The Company's expertise in procurement comes from its extensive experience in this area. The Company began operations as a management consulting firm specializing in "best practices" for purchasing and materials management in 1977. In 1985, the Company, then called Greentree Software, Inc. recognized the market need for an automated purchasing software package and introduced its first software product for purchasing materials management for use on IBM compatible PCs. Since that time, the Company has continued to offer leading edge software solutions by adapting the latest technology and incorporating procurement best practices and knowledge gained from successful customer implementations. In October 1999, the Company released its newest Solution, PurchaseSmart(TM), SourceSmart(TM) and WebQuote(TM) a Web-based, end-to-end software solution, written in JAVA and HTML, which provides operational support for strategic procurement and e-commerce.

         The Company has incurred substantial losses, has accumulated a deficit, and requires additional financing. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters follow. On March 28, 2001, the Company engaged Devonshire Holdings, LLC, to act as its financial advisor. Devonshire is assisting the Company in analyzing its capital requirements and the execution of its financing strategy, which includes the rights offering, which expires at 5:00 p.m., New York City time on September 7, 2001. As of August 29, 2001, the Company had received $5.2 million of irrevocable subscriptions from stockholders exercising their rights in the offering, of which $5,000,800 was subscribed to by L-R Global, the Company's majority stockholder. The Company believes that if it is successful in raising an additional $1.8 million in the rights offering, that these resources, revenue from future software sales and services and interest income will be sufficient to fund its planned operating expenses and capital requirements through May 31, 2002, the end of fiscal 2002. However, there can be no assurance that such funds will be available or sufficient to meet the Company's operating expenses and capital requirements during such period. The Company cannot make assurances that it will be successful in raising this additional $1.8 million in the rights offering. Even if the offering is fully subscribed, the Company still may need to raise additional funds through public or private debt or equity financings to be competitive, to accelerate its sales and marketing programs, to establish a stronger financial position and to fund its operations beyond fiscal 2002. Devonshire will assist the Company in future public or private debt or equity financings as necessary.

         On July 18, 2001, subsequent to the end of fiscal 2001, the Company issued a $2 million demand promissory note to L-R Global. In recognition of the Company's need for additional capital, L-R Global approached the Company and proposed the $2 million loan. Our Board of Directors reviewed the terms of the proposed loan and decided that they were favorable to the Company. On August 28, 2001, L-R Global cancelled this note as partial payment towards its irrevocable exercise of its subscriptions rights in the rights offering.

         In the event the Company does not raise another $1.8 million in the rights offering, management's plans are to pursue other sources of capital with the assistance of Devonshire, which would likely include a public or private debt or equity financing with new investors. If sufficient financial support is not provided by the rights offering, other sources or the Company's majority stockholder, L-R Global, the Company would be forced to substantially curtail or cease operations.

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

         Accounts receivable is presented net of an allowance for uncollectible accounts of $9,000 and $35,890 at May 31, 2001 and 2000, respectively. Bad debt expense is recorded in general and administrative expenses.

         (c)      Research and Development

         The Company is engaged in research and development activities in the area of computer software. In accordance with generally accepted accounting principles, costs incurred prior to determination of technological feasibility are considered research and development and expensed as incurred. Technological feasibility is determined after a working model has been completed. During fiscal 2001, the Company's research and development costs primarily relate to software development during the period prior to technological feasibility and have been charged to expense as incurred. Costs otherwise capitalizable after technological feasibility is achieved have also been expensed because they have been insignificant.

         (d)      Cash and Cash Equivalents

         The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for financial statement purposes.

         (e)      Property and Equipment

         Property and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operations over the estimated useful lives of the related assets, generally 5 to 7 years, using the straight-line method. Leasehold improvements are amortized over the shorter of the asset life or the life of the lease. Depreciation and amortization expense was $190,002 and $99,060 for the years ended May 31, 2001 and 2000, respectively.

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

         (g)      Loss Per Common Share

         The Company accounts for income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Shares excluded from diluted earnings per share totaled 3,915,465 and 3,064,038 on May 31, 2001 and 2000, respectively.

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

         (i)      Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and establishes a new model for accounting for derivatives and hedging activities. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment of FASB Statement No. 133" which amends certain aspects of SFAS No. 133. The adoption of SFAS No. 133, SFAS No, 137 and SFAS No. 138, which are effective for the Company on June 1, 2001, is not expected to have a significant impact on the Company's financial position or results of operations.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" which are effective for fiscal years beginning after December 15, 2001. Early adoption of SFAS No. 142 will be permitted for companies with a fiscal year beginning after March 15, 2001. The adoption of SFAS No 141 and SFAS No. 142, which are effective for the Company on June 1, 2001, are being evaluated by management and are not expected to have a significant impact on the Company's financial position or results of operations.

NOTE 3 - PROPERTY, EQUIPMENT AND LEASHOLD IMPROVEMENTS

At May 31, 2001 and 2000, property, equipment and leasehold improvement balances consisted of the following:


                                                          2001              2000
                                                          ----              ----
Property and equipment, at cost                       $1,789,615          $1,071,701
Leasehold improvements, at cost                           89,312              17,492
Less accumulated depreciation and amortization          (816,567)           (628,785)
                                                      ----------          ----------
Net property, equipment and leasehold improvements    $1,062,360          $  460,408
                                                      ==========          ==========


At May 31, 2001 and 2000, property and equipment balances included assets acquired under capital leases. These balances consisted of the following:


                                                          2001              2000
                                                          ----              ----
Property and equipment, at cost                      $   369,191           $ 131,676
Less accumulated depreciation and amortization           (74,200)            (50,448)
                                                     -----------           ---------
Net property and equipment                           $   294,991           $  81,228
                                                     ===========           =========



NOTE 4 - INCOME TAXES

         The Company has available net operating loss carry forwards (NOLs) for Federal income tax purposes of approximately $18,000,000 at May 31, 2001. The NOLs expire at various times from 2002 through 2021. Future utilization of the available net operating loss carry forwards may be limited under Internal Revenue Code Section No. 382 as a result of future changes in ownership.

         No future tax benefit for the Company's NOLs and other cumulative temporary differences have been recognized since utilization of the benefit is not presently likely based on the weight of available information. The tax effects of NOLs and other cumulative temporary differences that give rise to the Company's deferred tax asset are presented below as of May 31, 2001 and 2000:


                                                                     2001                         2000
                                                                     ----                         ----
Deferred tax assets:
Net operating loss carryforwards                                  $ 7,020,000                 $ 4,940,000
Other, net                                                            115,000                     130,000
                                                                  -----------                 ------------
Total gross deferred tax assets                                     7,135,000                    5,070,000
Less valuation allowance                                           (7,135,000)                  (5,070,000)
                                                                  -----------                 ------------
Net deferred tax asset                                            $         0                 $          0
                                                                  ===========                 ============


NOTE 5 - COMMITMENTS AND CONTINGENCIES

         Operating Leases

         The Company leases office space and equipment in several locations under non-cancelable operating leases, which expire on various dates through May 31, 2007. Office and equipment rent expense amounted to $410,144 and $209,608 for the fiscal years ended May 31, 2001 and 2000, respectively. Future minimum lease payments under the non-cancelable operating leases as of May 31, 2001 are as follows:


          YEARS
         ENDING
         MAY 31                COMMITMENT
         ------                ----------
           2002                  390,692
           2003                  315,550
           2004                  308,811
           2005                  308,904
           2006                  281,106
           2007                  268,320
                                 -------
           Total              $1,873,383
                              ==========


         Capital Leases

         The Company leases certain computer and communication equipment under non-cancelable capital leases, which expire on various dates through October 31, 2002. Future minimum lease payments under the non-cancelable financing leases as of May 31, 2001 are as follows:


           YEARS
          ENDING
          MAY 31                                                COMMITMENT
          ------                                                ----------
           2002                                                  129,618
           2003                                                  108,896
           2004                                                    7,785
                                                                --------
           Total minimum lease payments                         $246,299
           Less amount representing interest                     (22,861)
                                                                --------
           Present value of net minimum lease payments           223,438
           Less current portion                                 (112,825)
                                                                --------
           Non-current portion                                  $110,613
                                                                ========


         Long Term Note Payable

         In March 2000, the Company borrowed $5,000,000 from L-R Global Partners, LP and signed a demand promissory note in return. Under the terms of this note, the Company must repay the principal and interest due at any time upon the demand of L-R Global. Subsequent to May 31, 2000, L-R Global issued to the Company a letter, which stated that it would not demand repayment prior to June 15, 2001. Accordingly, the Company has classified this note payable as a Long Term Liability in its balance sheet dated May 31, 2000. On May 31, 2001, this note was converted to shares of the Company's common stock under a conversion agreement the Company entered into with L-R Global on April 12, 2001. See Note 9.


         Commitments

         The Company has an agreement with USinternetworking whereby USi will provide hosting services consisting of equipment and services to the Company. Future payments under this non-cancelable agreement as of May 31, 2001 is as follows:


           YEARS
           ENDING
           MAY 31               COMMITMENT
          -------               ----------

           2002                  172,272
           2003                  132,680
           2004                    8,916
                                --------
           Total                $313,868
                                ========


         Contingencies

         The Company is named as a defendant in a lawsuit by John Medico, a former employee. The suit alleges a breach of his separation agreement with the Company, claiming that the Company refused to allow him to exercise certain stock options between December 1999 and April 2000. The lawsuit seeks an award of damages and costs. The Company intends to rigorously defend its position.

         The Company is involved in various contingent matters in the normal course of business. Management is of the opinion that the outcome of such matters will not have a significant adverse effect on the Company's financial position or results of operations. The Company has entered into various employment agreements with certain executives of the Company, which provide for severance payments ranging from six to nine months subject to certain conditions.

NOTE 6 - STOCKHOLDERS' EQUITY

During the fiscal years ended May 31, 2001 and 2000, the following equity placements occurred:

         FISCAL YEAR ENDED MAY 31, 2001

                  On November 3, 2000 and November 27, 2000, the Company issued a total of 11,000 shares of its common stock under a net exercise issue provision of a warrant held by a non-reporting person at an exercise price of $1.03 per share. These shares were paid for by surrendering a total of 5,582 additional shares of stock covered by this warrant and the subsequent cancellation of these shares in exchange for the issuance of the 11,000 shares acquired.

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

                  On April 30, 2001, the Company issued 66,787 shares of its common stock in payment of $90,000 in services performed by a vendor of the company. $45,000 in services was completed on October 27, 2000 and was paid for with 13,846 shares of common stock that closed on that day of $3.25 per share. $45,000 in services was completed on April 27, 2001 and was paid for with 52,941 shares of common stock that closed on that day of $0.85 per share.

                  On May 31, 2001, the Company converted the L-R Global demand promissory notes and accrued interest, totaling $10,457,808 into 11,883,873 shares of the Company's common stock with a par value of $0.01. This conversion was done pursuant to the conversion agreement the Company entered into with L-R Global on April 12, 2001. The Company agreed to convert this debt and accrued interest into common shares using the last reported sale price of the company's common stock on April 12, 2001, which was $0.88 per share.


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

Stock Options

         The Company maintains three Stock Option Plans, the 1997 Stock Option Plan, the 1994 Stock Option Plan and the 1987 Stock Option Plan, under which stock options can be granted to consultants, key employees, directors and officers of the Company. Generally, options granted vest over a period of between two to three years and expire five to ten years from the date of grant and are issued with an exercise price equal to the market value of the Company's common stock on the date of grant. Options cancelled under the 1997 plan can be re-granted. At the 2001 Annual Meeting of Stockholders held on November 17, 2000, stockholders approved an increase in the number of shares available to grant under the 1997 Plan from 4,500,000 shares to 6,000,000 shares. As of May 31, 2001, there were 1,403,492 option shares under the 1997 Stock Option Plan, which are available for future grants.


 The following summary of outstanding options and shares reserved under the plan is as follows:

                                                                                                                    WEIGHTED
                                                                                                                     AVERAGE
                                          1987 PLAN          1994 PLAN         1997 PLAN           TOTAL         EXERCISE PRICE
                                          ----------         ---------         ---------       ------------      --------------

Outstanding at May 31, 1999                   8,333             45,883          3,019,265          3,073,431         $   1.14
         Granted                                  0                  0          1,986,279          1,986,279             2.25
         Exercised                                0                  0           (907,868)          (907,868)           (1.02)
         Cancelled                           (8,333)           (12,500)        (1,685,212)        (1,706,045)           (1.20)
                                             ------            -------         ----------         ----------            -----

Outstanding at May 31, 2000                       0             33,333          2,412,464          2,445,797             2.04
         Granted                                  0                  0          2,127,500          2,127,500             1.67
         Exercised                                0                  0           (181,308)          (181,308)           (0.65)
         Cancelled                                0                  0           (851,324)          (851,324)           (3.18)
                                             ------            -------         ----------         ----------            -----
Outstanding at May 31, 2001                       0             33,333          3,507,332          3,540,665         $   1.62
                                             ======            =======         ==========         ==========            =====



As of May 31, 2001 fixed-price stock options were outstanding as follows:


                                                                OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                                  ---------------------------------------------       ------------------------------
                                                                      WEIGHTED
                                                                       AVERAGE         WEIGHTED                            WEIGHTED
          RANGE OF                                                    REMAINING         AVERAGE                            AVERAGE
         EXERCISE                                    NUMBER          CONTRACTUAL        EXERCISE          NUMBER           EXERCISE
          PRICES                                  OUTSTANDING            LIFE            PRICE         EXERCISABLE          PRICE
         ---------                                -----------        ------------     -----------      -----------         ---------
$0.01 - $1.50                                      2,226,043             3.8          $   0.81         1,421,200            $   0.88
$1.51 - $3.00                                        787,057             4.3          $   2.26           306,975            $   2.42
$3.01 - $5.00                                        362,565             4.0          $   3.25           109,029            $   3.29
$5.01 - $7.13                                        165,000             3.7          $   5.89           140,000            $   5.96
                                                   ---------            -----         --------         ---------            --------
                                                   3,540,665             3.9          $   1.62         1,977,204            $   1.61
                                                   =========            =====         ========         =========            ========

Stock Options Issued to Non-Employees

         On August 15, 2000, the Company issued a stock option to purchase 150,000 shares of the Company's common stock at $2.75 per share to a non-employee in conjunction with a consulting agreement. The stock option was fully vested on the date of grant. The Company accounted for the option in accordance with the Emerging Issue Task Force ("EITF") Issue No. 96-18. The total fair value of the option using the Black-Sholes valuation model was $283,061 and the entire amount was recognized as management consulting compensation expense in the fiscal year ended May 31, 2001. The following assumptions were used to value the stock option: dividend yield of 0%, risk-free interest rate of 6.5%, expected life equal to the contractual life of five years and volatility of 80%.

         On January 30, 2001, the Company issued stock options to purchase a total of 20,000 shares of the Company's common stock at $1.94 per share to two non-employees in conjunction with a consulting agreement. The stock options were fully vested on the date of grant. The Company accounted for these options in accordance with the Emerging Issue Task Force ("EITF") Issue No. 96-18. The total fair value of these options using the Black-Sholes valuation model was $36,900 and the entire amount was recognized as management consulting compensation expense in the fiscal year ended May 31, 2001. The following assumptions were used to value these stock options: dividend yield of 0%, risk-free interest rate of 6%, expected life equal to the contractual life of five years and volatility of 171%.

         On April 24, 2001, the Company issued a stock option to purchase a total of 250,000 shares of the Company's common stock at $0.65 per share to a non-employee in conjunction with a consulting agreement. The stock option vests 33.4% on April 24, 2001, the date of the grant, 33.3% on April 24, 2002 and 33.3% on April 24, 2003. The Company accounted for these options in accordance with the Emerging Issue Task Force ("EITF") Issue No. 96-18. The total fair value of this option using the Black-Sholes valuation model was $166,667 at May 31, 2001, of which $6,945 was recognized as management consulting compensation expense. The unearned balance as of May 31, 2001 was $159,722 and is classified as "Deferred stock-based compensation" in the Stockholders' Equity section of the balance sheet. The following assumptions were used to value this stock option: dividend yield of 0%, risk-free interest rate of 6%, expected life equal to the contractual life of five years and volatility of 171%. On August 3, 2001, subsequent to the end of the fiscal year, the Company accelerated the vesting on the unvested two-thirds of these option shares, so that all 250,000 option shares were fully vested.


Pro forma Disclosure of Compensation Cost of Stock Options

         The Company has adopted the disclosure-only provisions of SFAS No. 123. For purposes of the pro forma disclosures below, the estimated fair value of options has been calculated and is expensed over the options' vesting period. Had compensation cost for the Company's stock options issued to employees been recognized based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:


                                                                 2001               2000
                                                                 ----               ----
Net loss - as reported                                    $  (8,439,564)      $  (3,899,987)
Net loss - pro forma                                      $  (9,337,514)      $  (4,269,155)

Net loss per share - basic and diluted, as reported       $       (0.57)      $       (0.28)
Net loss per share - basic and diluted, pro forma         $       (0.63)      $       (0.30)



         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                                            2001            2000
                                                                            ----            ----
Dividend yield                                                                0%             0%
Risk-free interest rate                                                     6.0%           6.5%
Expected volatility                                                         171%            80%
Expected lives                                                                4              4

Weighted-average fair value of options granted
using the Black-Scholes option pricing model                              $1.51          $1.58


Warrants to Purchase Common Stock

         At May 31, 2001, the Company had a total of 374,800 outstanding warrants for the purchase of the Company's common stock. Exercise prices ranged from $0.96 to $3.47 per share, with the price of certain warrants subject to adjustment for anti-dilution provisions. Warrants expire at various times from October 2001 through February 2005. These warrants have a weighted-average exercise price of $1.18. There were no warrants issued in fiscal 2001. In fiscal 2000, the Company issued a warrant for 25,000 shares of common stock to an employee at $5.50, which was the fair market value on the date of grant. Proceeds to the Company should all warrants be exercised is approximately $442,000. At May 31, 2001, all warrants are "out of the money".


NOTE 7 - SIGNIFICANT CUSTOMERS

         During the fiscal year ended May 31, 2001, one customer accounted for $455,963 or 75.5% of total revenues.

         During the fiscal year ended May 31, 2000, three customers accounted for $162,735 or 48.2% of total revenues.

                  Customer A 18.6%
                  Customer B 18.6%
                  Customer C 11.0%


NOTE 8 - EXPORT SALES

         During the fiscal year ended May 31, 2001, export sales accounted for $488,412 or 80.9% of total revenues, consisting of the following territories:

                  United Kingdom   75.5%
                  Canada            5.4%

         During the fiscal year ended May 31, 2000, export sales to Canada accounted for $87,063 or 25.8% of total revenues.

NOTE 9 - RELATED PARTY

         On each of March 23, 2000 and January 30, 2001, the Company borrowed $5 million from L-R Global , a related party and the Company's majority stockholder and signed demand promissory notes totaling $10 million. These notes provided for interest to be paid at the rate of 6% per annum. In fiscal year 2001, the Company accrued interest charges of $400,274 related to these two notes. In fiscal year 2000, the Company accrued interest charges of $57,534 related to the March 23, 2000 note. In a Conversion Agreement dated April 12, 2001, L-R Global agreed to convert its outstanding debt and accrued interest to shares of common stock at a price per share of $0.88, the closing price for the Company's common stock that day. On May 31, 2001, pursuant to the conversion agreement, L-R Global converted these demand promissory notes and accrued interest into 11,883,873 restricted shares of PurchaseSoft, Inc. common stock.

         On August 15, 2000, the Company entered into a Management Consulting Agreement with Donald S. LaGuardia, to become the President and Chief Executive Officer of the Company. Mr. LaGuardia is a related party due to his relationship with L-R Global, where he is a partner. This agreement provided for an initial term of six months with an automatic extension on a month-to-month basis. Under the initial term, Mr. LaGuardia was granted a non-statutory stock option to purchase 150,000 shares of the Company's common stock. These shares have an exercise price of $2.69 per share, were fully vested on the date of grant and have a term of five years. Mr. LaGuardia also received reimbursement for all reasonable out of pocket expenses relating to housing and transportation. On April 24, 2001, Mr. LaGuardia was granted another non-statutory stock option for 250,000 shares of the Company's common stock. These shares have an exercise price of $0.65 per share, have a term of five years, were vested one-third on the date of the grant, will vest an additional one-third on April 24, 2002 and will vest the final one-third on April 24, 2003. On August 3, 2001, the Company accelerated the vesting on the unvested two-thirds of the option shares, so that all 250,000 option shares were fully vested as of August 3, 2001. Upon the expiration of the initial term of the Management Consulting Agreement, the Company agreed to extend the agreement for another six-month term, under the same terms and conditions, except that the Company agreed to make monthly payments of $14,583 to L-R Managers, LLC for the services of Mr. LaGuardia. The renewal term covers the period of February 16, 2001 through August 15, 2001.

NOTE 10 - SUBSEQUENT EVENT

         The Company commenced a rights offering on August 8, 2001 to raise up to $9.7 million of additional capital. On August 28, 2001, the Company extended the rights offering through September 7, 2001. As of August 29, 2001, the Company had received $5.2 million of irrevocable subscriptions from stockholders exercising their rights in the offering, of which $5,000,800 was subscribed to by L-R Global Partners, L.P., the Company's majority stockholder. L-R Global paid a portion of its subscription price by canceling the Company's $2 million demand promissory note. This $2 million demand promissory note was issued to L-R Global on July 18, 2001, subsequent to the end of fiscal 2001.