Form 10QSB
period 2001-08-31
PURCHASESOFT INC
filed 2001-10-15
CIK 727063

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

    |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended August 31, 2001

    |_|  Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from _________ to _________

Commission File Number 0-11791

                               PURCHASESOFT, INC.
                               ------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             DELAWARE                                     13-2897997
  ----------------------------------       ------------------------------------
   (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
  of Incorporation or Organization)

                               ONE RESEARCH DRIVE
                                   SUITE 100 B
                              WESTBOROUGH, MA 01581
                    ----------------------------------------
                    (Address of Principal Executive Offices)

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

                Yes   |X|                             No   |_|

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

                 CLASS                         OUTSTANDING AT OCTOBER 11, 2001
        -----------------------                -------------------------------
        COMMON STOCK, PAR VALUE                        33,291,056 SHARES
             $0.01 PER SHARE

                               PURCHASESOFT, INC.

                                      INDEX


 ITEM                                                                                          PAGE
NUMBER                                                                                        NUMBER
------                                                                                        ------
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                      Balance Sheets as of August 31, 2001 and May 31, 2001....................    3

                      Statements of Operations for the three months ended
                      August 31, 2001 and August 31, 2000......................................    4

                      Statements of Cash Flows for the three months ended
                      August 31, 2001 and August 31, 2000......................................    5

                      Notes to the Financial Statements........................................  6-8

     Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations ............................................... 9-14


PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings ...........................................................   14

     Item 6.      Exhibits and Reports on Form 8-K ............................................   15
     Signatures   .............................................................................   15


PART I.       FINANCIAL INFORMATION

   ITEM 1.    FINANCIAL STATEMENTS
              COMPANY FOR WHICH REPORT IS FILED: PURCHASESOFT, INC. (THE "COMPANY")

                                    PURCHASESOFT, INC.
                                      BALANCE SHEETS

                                                                  (Unaudited)
                                                                   August 31,
                                                                     2001                      May 31, 2001
                                                                  ------------                 -------------
Assets

Current Assets
   Cash and cash equivalents                                      $  1,240,843                 $   2,358,688
   Accounts receivable, net                                             96,272                       119,827
   Prepaid expenses and other current assets                           220,852                       152,668
                                                                  ------------                 -------------
Total Current Assets                                                 1,557,967                     2,631,183
                                                                  ------------                 -------------

Property and equipment, net                                          1,029,958                     1,062,360
                                                                  ------------                 -------------
Security deposits                                                      338,889                       339,131
                                                                  ------------                 -------------
Total Assets                                                      $  2,926,814                 $   4,032,674
                                                                  ============                 =============


Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
   Accounts payable                                               $    293,389                 $     532,594
   Current obligations under capital leases                            112,006                       112,825
   Accrued expenses                                                    410,704                       476,524
   Deferred revenues                                                   173,381                        34,812
                                                                  ------------                 -------------
Total Current Liabilities                                              989,480                     1,156,755
                                                                  ------------                 -------------

Long-Term Liabilities
   Note payable with a related party (Note 2(j))                     2,000,000                            --
   Noncurrent obligations under capital leases                          81,585                       110,613
                                                                  ------------                 -------------
Total Long-Term Liabilities                                          2,081,585                       110,613
                                                                  ------------                 -------------

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common stock, $0.01 par value, 50,000,000
   shares authorized, 26,993,905 and 26,988,905
   issued and outstanding, respectively                                269,939                       269,889
Additional paid-in-capital                                          39,698,885                    39,686,388
Deferred stock-based compensation                                           --                      (159,722)
Accumulated deficit                                                (40,024,043)                  (36,942,217)
                                                                  ------------                 -------------
                                                                       (55,219)                    2,854,338
Less treasury stock (4,780 shares) at cost                             (89,032)                      (89,032)
                                                                  ------------                 -------------
Total Stockholders' Equity (Deficit)                                  (144,251)                    2,765,306
                                                                  ------------                 -------------
Total Liabilities and Stockholders' Equity (Deficit)              $  2,926,814                 $   4,032,674
                                                                  ============                 =============

                                See accompanying notes to financial statements.

                               PURCHASESOFT, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                 FOR THE THREE MONTHS ENDED
                                            -----------------------------------
                                              AUGUST 31,            AUGUST 31,
                                                 2001                  2000
                                            -------------         -------------
Revenues:
     Product                                $         -           $      25,000
     Services                                     100,204                38,176
                                            -------------         -------------
Total revenues                                    100,204                63,176
                                            -------------         -------------

Costs and expenses:
     Cost of product revenues                         -                   7,000
     Cost of service revenues                     287,646                78,107
     Sales and marketing                        1,162,181               246,253
     General and administrative                   599,981               620,694
     Research and development                   1,135,835               332,392
                                            -------------         -------------
Total costs and expenses                        3,185,643             1,284,446
                                            -------------         -------------

Operating loss                                 (3,085,439)           (1,221,270)

Interest income/(expense), net                      3,613               (17,126)
                                            -------------         -------------

Net loss                                    $  (3,081,826)        $  (1,238,396)
                                            =============         =============

Net loss per common share                   $       (0.11)        $       (0.08)
                                            =============         =============
   (Basic and diluted)



Weighted average shares outstanding            26,992,492            14,731,742
                                            =============         =============








                See accompanying notes to financial statements.

                                              PURCHASESOFT, INC.
                                           STATEMENT OF CASH FLOWS
                                                 (UNAUDITED)



                                                                             FOR THE THREE MONTHS ENDED
                                                                      ----------------------------------------
                                                                      AUGUST 31, 2001          AUGUST 31, 2000
                                                                      ---------------          ---------------
Cash flows from operating activities:
      Net loss                                                         $ (3,081,826)            $ (1,238,396)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
            Depreciation and amortization                                    65,911                   38,266
            Loss on sale of assets                                               --                    1,278
            Provision for bad debts                                           1,860                    1,264
            Options granted for services                                    168,054                       --

      Changes in operating assets and liabilities:
            Accounts receivable                                              21,695                  (34,091)
            Prepaid expenses and other assets                               (68,184)                 (54,114)
            Accounts payable and accrued expenses                          (305,025)                  52,038
            Deferred revenue                                                138,569                  (11,877)
                                                                       ------------             ------------
Net cash used in operating activities                                    (3,058,946)              (1,245,632)
                                                                       ------------             ------------

Cash flows from investing activities:
      Additions to property and equipment                                   (33,509)                (103,276)
      Proceeds from sale of assets                                               --                    1,800
      Decrease in security deposits                                             242                   30,323
                                                                       ------------             ------------
Net cash used in investing activities                                       (33,267)                 (71,153)
                                                                       ------------             ------------

Cash flows from financing activities:
      Proceeds from exercise of options/warrants                              4,215                    1,488
      Proceeds from issuance of note payable with a related party         2,000,000                       --
      Payment of capital leases                                             (29,847)                 (28,671)
                                                                       ------------             ------------
Net cash provided (used) in financing activities                          1,974,368                  (27,183)
                                                                       ------------             ------------

Net decrease in cash and cash equivalents                                (1,117,845)              (1,343,968)
Cash and cash equivalents, beginning of year                              2,358,688                4,992,306
                                                                       ------------             ------------
Cash and cash equivalents, end of period                               $  1,240,843             $  3,648,338
                                                                       ============             ============

Supplemental disclosure of cash flow information:
      Cash paid for interest                                           $      5,644             $      6,364
                                                                       ============             ============

Supplemental disclosure of non-cash transaction:
      Capital lease obligation incurred                                $         --             $    249,829
                                                                       ============             ============







                See accompanying notes to financial statements.

                               PURCHASESOFT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2001

NOTE 1:  ORGANIZATION AND MANAGEMENT'S PLANS

         The Financial Statements included herein have been prepared by the Company without audit except the May 31, 2001 balance sheet, which was audited. The Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. These statements do not include all information required by Generally Accepted Accounting Principles to be included in a full set of Financial Statements. These Financial Statements should be read in conjunction with the May 31, 2001 Financial Statements and notes thereto included in the Company's latest report on Form 10-KSB.

         The Company has incurred substantial losses, has accumulated a deficit, and requires additional financing. These matters raise substantial doubt about the Company's ability to continue as a going concern. As of August 31, 2001, the Company had approximately $1.2 million in cash and on September 17, 2001, the Company received proceeds of approximately $3.5 million after cancellation of the Company's $2 million demand promissory note by L-R Global, which was raised in an offering of common stock subscription rights to existing shareholders, which is referred to herein as the rights offering. The Company believes that that this cash is sufficient to fund its planned operating expenses and capital requirements until December 31, 2001. Management's plans in regard to these matters follow. In March 2001, the Company engaged Devonshire Holdings, LLC, to act as its financial advisor. Devonshire is assisting the Company in analyzing its capital requirements and the execution of its financing strategy, which included the rights offering, which closed on September 7, 2001. The Company raised approximately $5.5 million in this offering, of which $5 million was subscribed to by L-R Global, the Company's majority stockholder. L-R Global paid for $2 million of its rights by cancelling the $2 million demand promissory note the Company issued to it on July 18, 2001. The Company is presently reviewing alternatives for raising a minimum of $3 million in additional funding through either a private debt or equity financing. The Company believes that if it is successful in raising a minimum of $3 million of additional funding, that these resources, revenue from future software sales and services and interest income will be sufficient to fund its planned operating expenses and capital requirements through May 31, 2002, the end of fiscal 2002. However, there can be no assurance that such funds will be available or sufficient to meet the Company's operating expenses and capital requirements during such period. The Company cannot make assurances that it will be successful in raising a minimum of $3 million of additional funding. Even if an additional $3 million of funding is secured, the Company still may need to raise additional funds through public or private debt or equity financings to be competitive, to accelerate its sales and marketing programs, to establish a stronger financial position and to fund its operations beyond fiscal 2002. We expect that Devonshire will assist the Company in future public or private debt or equity financings as necessary.

         In the event the Company does not raise another $3 million in private debt or equity financing, through other sources or the Company's majority stockholder, L-R Global, the Company will be forced to substantially curtail or cease operations.

         The Company is considered a Small Business (SB) filer pursuant to Securities and Exchange Commission (SEC) regulations. As such, the accompanying financial statements are not intended to, nor do they, include all disclosures required by the SEC's Regulation S-X.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Accounts receivable is presented net of an allowance for uncollectible accounts of $10,860 and $9,000 at August 31, 2001 and May 31, 2001,
respectively. Bad debt expense is recorded in general and administrative expenses.

         (c)      Research and Development

         The Company is engaged in research and development activities in the area of computer software. In accordance with generally accepted accounting principles, costs incurred prior to determination of technological feasibility are considered research and development and expensed as incurred. Technological feasibility is determined after a working model has been completed. During the first quarter of fiscal 2002, the Company's research and development costs primarily relate to software development during the period prior to technological feasibility and have been charged to expense as incurred. Costs otherwise capitalizable after technological feasibility is achieved have also been expensed because they have been insignificant.

         (d)      Cash and Cash Equivalents

         The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for financial statement purposes.

         (e)      Property and Equipment

         Property and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operations over the estimated useful lives of the related assets, generally 5 to 7 years, using the straight-line method. Leasehold improvements are amortized over the shorter of the asset life or the life of the lease. Depreciation and amortization expense was $65,911 and $38,266 for the three months ended August 31, 2001 and August 31, 2000, respectively.

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

         (g)      Loss Per Common Share

         The Company accounts for income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Shares excluded from diluted earnings per share totaled 4,101,300 and 3,321,709 on August 31, 2001 and 2000, respectively.

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

         (i)      Recently Issued Accounting Standards

                  In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" which are effective for fiscal years beginning after December 15, 2001. Early adoption of SFAS No. 142 will be permitted for companies with a fiscal year beginning after March 15, 2001. The adoption of SFAS No. 141 and SFAS No. 142, which are effective for the Company on June 1, 2001, are being evaluated by management and are not expected to have a significant impact on the Company's financial position or results of operations.

         (j)      Note Payable With A Related Party

         On July 18, 2001, the Company borrowed $2 million from L-R Global Partners, L.P. ("L-R Global") and signed a demand promissory note in return. On August 28, 2001, L-R Global cancelled this note as partial payment towards its irrevocable subscription of its rights in the rights offering, which closed on September 7, 2001. Since the offering was not closed as of August 31, 2001, the reporting date for this quarterly report on Form 10-QSB, the $2 million debt is classified as a long-term liability on the Company's balance sheet.

         (k)      Reclassification

         Certain prior year balances have been reclassified to conform to current year presentation. There was no impact on the prior year's net loss or total stockholders' equity from the reclassification.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, this Quarterly Report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including the following:

           - our belief in the growth of the e-Procurement and e-Commerce systems software and services market;

           -      expectations concerning our strategy and future performance;

           - expectations of our need for, and ability to obtain, additional funding; and

           - expressions of interest in our PurchaseSmart-TM- software product, as well as the potential for future orders of our software product or new products that we may later introduce.

         Forward-looking statements are inherently uncertain. Our actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to risks and uncertainties, including the following:

           - our history of losses, accumulated deficit, inconsistent revenues and the uncertainty of future profitability;

           - the uncertainty of our ability to raise additional capital to fund our operations;

           - the uncertainty of market acceptance of our PurchaseSmart-TM-software product or any products introduced in the future;

           - new management and the ongoing need to recruit sales, service, development and implementation personnel;

           -      the intensity of competition in the software industry;

           - the rapid progress of technology in the industry in which we compete;

           -      our dependence on a single product; and

           - our ability or inability to protect our intellectual property and proprietary rights.

         Additional information concerning risks and uncertainties that would cause actual results to differ materially from those projected or suggested in these forward-looking statements is contained in our filings with the Securities and Exchange Commission, including those risks and uncertainties discussed under the caption "Risk Factors" in our Annual Report on Form 10-KSB for the year ended May 31, 2001. The forward-looking statements contained in this Quarterly Report on Form 10-QSB represent our judgment as of the date of this Quarterly Report, and you should not unduly rely on these statements.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000


OVERVIEW

         We reported a net loss for the quarter of $3,081,826 on revenues of $100,204.

         On August 8, 2001, we commenced a rights offering to raise gross proceeds of up to $9.7 million. On August 29, 2001, we extended the rights offering to September 7, 2001. The offering was closed on September 7, 2001 and we raised approximately $5.5 million in gross proceeds. L-R Global, our majority stockholder exercised approximately $5 million of its rights in the offering and paid for $2 million of these rights by canceling the $2 million demand promissory note we issued to L-R Global on July 18, 2001. On September 17, 2001, we received proceeds of approximately $3.5 million from our subscription agent.

         We added two outside directors to our Board of Directors during the quarter. In June 2001, Mr. Robert J. Chamine joined the Board. Mr. Chamine is a Managing Director of Devonshire Holdings, a New York-based investment-banking firm. Prior to joining Devonshire, Mr. Chamine was a Managing Director and member of the Board of Directors of Schroeder & Company, Inc., a leading British merchant bank. In August 2001, Mr. William
J. Caffery joined the Board. Mr. Caffery is a veteran technology executive and was Vice President and Chief Information Officer of America Online, and previously was a Vice President of Gartner Group.

         We also announced that three of our existing customers, Toys R Us, Gruntal & Co. and International Masters Publishers, had selected our e-procurement software solution to help them achieve new levels of strategic sourcing, process improvement and inventory management.


REVENUES

TOTAL REVENUE

         Total revenue, which includes product and service revenue, for the three months ended August 31, 2001, was $100,204 compared to $63,176 for the three months ended August 31, 2000, an increase of $37,028, or 58.6%.

PRODUCT REVENUE

         There was no product revenue for the three months ended August 31, 2001 compared to $25,000 for the three months ended August 31, 2000, a decrease of $25,000, or 100.0%. Although we closed on several upgrade sales to existing customers during the quarter, delivery of these systems did not occur in this quarter and no product revenue has been recognized. In the three months ended August 31, 2000, we added one new customer and delivered one PurchaseSoft-TM-software system.

SERVICE REVENUE

         Professional service revenue for the three months ended August 31, 2001 was $92,129 compared to $6,500 for the three months ended August 31, 2000, an increase of $85,629. In the current quarter, substantially all of the service revenue is attributable to integration services performed at our customer site in the United Kingdom.

         Maintenance revenue for the three months ended August 31, 2001 was $8,075 compared to $31,676 for the three months ended August 31, 2000, a decrease of $23,601 or 74.5%. During the three months ended August 31, 2001, we were supporting two versions of our software, as shown in the following table:

                                               GTPP         PURCHASESOFT        TOTAL
                                             --------       ------------     ----------
         FY 2001                             $      0          $   8,075     $    8,075
         FY 2000                             $  7,741          $  23,935     $   31,676

         Dollar change                       $ (7,741)         $ (15,860)    $  (23,601)
         Percentage change                    (100.0%)            (66.3%)        (74.5%)


GTPP-TM-                  - GT PurchasePro, two-tier, 16-bit client server
                            based system (Supported generally through May 31, 2000, except for several customers who were supported through August 31, 2000).

PURCHASESOFT-TM-          - Two-tier, 32-bit client server based system
                            (supported generally through June 30, 2001, except for several customers who are being supported beyond that date).

         In the three months ended August 31, 2001, there was no maintenance revenue associated with the GTPP product as it was no longer a product that was supported. Maintenance revenue on our PurchaseSoft-TM- product decreased $15,860, or 66.3%, over the prior period, as support of this product generally ended on June 30, 2001.

         Maintenance contracts for the GTPP-TM- and PurchaseSoft-TM- products have been generally sold to customers for 15% of the software product list price for a one-year renewable term. We record payment of these maintenance contracts as deferred maintenance revenue and recognize revenue ratably over the term of the contract. These contracts entitle the customer to telephone support and unspecified upgrades, as they become available. We believe that maintenance and support services are a very important component of the overall solution we are providing and we intend to continue investing in the personnel and technical resources necessary to provide customers with state of the art maintenance and support services.

COSTS AND EXPENSES

COST OF PRODUCT REVENUES

         There was no cost of product revenues for the three months ended August 31, 2001, compared to $7,000 for the three months ended August 31, 2000, a decrease of $7,000, or 100.0%. The $7,000 incurred during the three months ended August 31, 2000 results from royalties for third-party software. Cost of product revenues has generally been insignificant in relation to product revenues. In the event that we rely on third-party software as an increasing component of our total software solution, royalties and other costs associated with the licensing of this third-party software may become significant.

COST OF SERVICE REVENUES

         Cost of service revenue for the three months ended August 31, 2001 was $287,646 compared to $78,107 for the three months ended August 31, 2000, an increase of $209,539, or 268.3%. Compensation and benefits increased $116,368 reflecting increased headcount as we continue to build our customer support infrastructure. In addition, technical consulting and contracting fees increased $26,156 related to outside technical expertise we used to augment our own internal resources. Travel expenses increased $18,367 related to non-billable trips to customer sites. Occupancy costs increased $34,953 primarily related to our new office space in Reading, England. We expect that cost of service revenues will continue to increase in absolute dollars, and that they are likely to grow in proportional terms, at a faster rate than the related service revenue, until such time as revenues grow and reach full utilization of the costs used to produce them. We are committed to building a world-class customer support organization and expect to continue to make substantial investments in this area in the future.

SALES AND MARKETING

         Sales and marketing expenses for the three months ended August 31, 2001 were $1,162,181 compared to $246,253 for the three months ended August 31, 2000, an increase of $915,928, or 371.9%.

         Sales expenses increased from $94,408 for the three months ended August 31, 2000 to $404,780 for the three months ended August 31, 2001, an increase of $310,372, or 328.8%. During the three months ended August 31, 2001, compensation and benefits increased $219,858, travel expenses increased $25,676, hosting fees that we paid to provide product demonstrations to prospects increased $18,848, which was primarily related to the termination of our agreement with our hosting provider and the write-off of the remaining unamortized costs, and consulting fees increased $23,141 related to the engagement of a sales consulting firm hired to assess our sales process. In December 1999, we restructured our primary method of distribution from a direct sales force to an indirect sales force utilizing resellers and partners. This indirect distribution strategy enjoyed limited success. In light of this, we decided it was necessary to rebuild a direct sales force, which we began to do in December 2000. The increases in our sales expenses this quarter result primarily from the repositioning of our distribution strategy from indirect to direct sales. We expect to incur significant sales expenses in future periods.

           Marketing expenses for the three months ended August 31, 2001 were $757,401 compared to $151,845 for the three months ended August 31, 2000, an increase of $605,556, or 398.8%. During the three months ended August 31, 2001, marketing consulting fees increased $21,920 relating to our agreement with VIA Design and Marketing, Inc. who we contracted with to provide marketing guidance and the development of our marketing strategies. We stepped up our print advertising campaign, which increased $93,910 over the comparable quarter, with VIA's help, we developed a new brand image and message and the related sales collateral to support it, which increased these expenses $170,832 over the comparable quarter, we created a direct mail campaign, which cost $70,052, we initiated an outbound lead generation campaign, which cost $78,500 and we spent $247,629 with VIA to continue development of our new Web site. Offsetting these increases in part were reductions in wages and benefits of $31,628 resulting from reduced headcount related to the outsourcing of some marketing functions to VIA. We expect to incur significant marketing expenses in future periods.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the three months ended August 31, 2001 were $599,981 compared to $620,694 for the three months ended August 31, 2000, a decrease of $20,713, or 3.3%. General consulting expenses increased $248,220 in the three months ended August 31, 2001, related to fees we pay to L-R Managers LLC for the services of Donald LaGuardia, our President and CEO. Cash fees of approximately $45,000 were paid to L-R Managers. In addition, we vested the unvested shares of Mr. LaGuardia's non-statutory stock option, for which we recognized stock option compensation expense of approximately $168,000. We also paid approximately $36,000 to Devonshire Holdings, our financial advisor. Offsetting this increase, were decreases in compensation and benefits of $144,804, travel expenses of $51,134, and the absence of costs associated with the relocation of several employees to our new corporate headquarters in Westborough, Massachusetts, which totaled approximately $40,000.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the three months ended August 31, 2001 were $1,135,835 compared to $332,392 for the three months ended August 31, 2000, an increase of $803,443, or 241.7%. During the three months ended August 31, 2001, compensation and benefits increased $219,078 resulting from increases in headcount. We also increased our use of specialized and highly skilled technical consultants during the quarter by $516,849 to perform maintenance and specialized enhancements to our PurchaseSmart-TM- product as well as to begin development of our next generation software product in collaboration with Tata Infotech Limited. Tata has been retained to provide computer consultancy, programming and testing services. We have retained Tata to allow accelerated development along two parallel paths. While our internal development resources will be dedicated to the maintenance and enhancement of our existing PurchaseSmart-TM- product, built on the SilverStream-TM- development platform, Tata will support the software development organization in its efforts to build new products based on IBM's Websphere technology. In September 2001, we entered into a formal agreement with Tata for this project. The fees are fixed at $1,697,500 and payments will be made monthly through July 2002, the projected completion date of the project. We intend to make continual and substantial investments in our research and development activities to keep our software solutions at the leading edge of e-procurement and e-commerce offerings.

NET INTEREST INCOME

         Net interest income for the three months ended August 31, 2001 was $3,613, compared to net interest expense for the three months ended August 31, 2000 of $17,126, an increase of $20,739, or 121.1%. Interest income for the three months ended August 31, 2001 was $23,066 compared to $64,893 for the three months ended August 31, 2000, a decrease of $41,827. Interest income was lower due to lower average cash balances. Interest expense for the three months ended August 31, 2001 was $19,453 compared to $82,019 for the three months ended August 31, 2000, a decrease of $62,566. Interest expense decreased primarily due to lower average balances on the L-R Global demand promissory notes.

LIQUIDITY AND CAPITAL RESOURCES

         As of August 31, 2001, we had cash and cash equivalents totaling $1,240,843 and working capital of $568,487. Cash and cash equivalents decreased $1,117,845 during the three months ended August 31, 2001. We used $3,058,946 of cash in operating activities during the quarter of which $3,081,826 was the net loss for the period. Non-cash expenses of $235,825, of which $168,054 related to stock option compensation expense were offset almost entirely by decreases in net operating liabilities of $212,945. We used $33,267 of cash in investing activities during the quarter primarily to acquire property and equipment totaling $33,509. We generated $1,974,368 of cash in financing activities during the quarter primarily through the issuance of a $2 million demand promissory note to L-R Global, which was offset in part by capital lease payments of $29,847.

         We made $33,509 in capital expenditures during the three months ended August 31, 2001 as compared with $103,276 during the three months ended August 31, 2000. The assets acquired during the quarter were primarily computers and related equipment. As of August 31, 2001, we had issued a purchase order for approximately $125,000 of software to be used in the development of our software products.

         On July 18, 2001, we issued a $2 million demand promissory note to L-R Global. On August 28, 2001, L-R Global cancelled this note as partial payment towards its irrevocable subscription of rights in the rights offering, which closed on September 7, 2001. In recognition of our need for additional capital, L-R Global approached us and proposed the $2 million loan. Our Board of Directors reviewed the terms of the proposed loan and decided that they were favorable to us.

         We have incurred substantial losses, we have accumulated a deficit, and we require additional financing. These matters raise substantial doubt about our ability to continue as a going concern. As of August 31, 2001, we had approximately $1.2 million in cash and on September 17, 2001, we received proceeds of approximately $3.5 million after cancellation of our $2 million demand promissory note by L-R Global, which we raised in the rights offering. We believe that that this cash is sufficient to fund our planned operating expenses and capital requirements until December 31, 2001. Our plans in regard to these matters follow. On March 28, 2001, we engaged Devonshire Holdings, LLC, to act as our financial advisor. Devonshire is assisting us in analyzing our capital requirements and the execution of our financing strategy, which includes the rights offering, which closed on September 7, 2001. We raised $5.5 million in this offering, of which $5 million was subscribed to by L-R Global, our majority stockholder. L-R Global paid for $2 million of its rights by cancelling the $2 million demand promissory note the Company issued to L-R Global on July 18, 2001. We are presently reviewing alternatives for raising a minimum of $3 million in additional funding through either a private debt or equity financing. We believe that if we are successful in raising a minimum of $3 million of additional financing, that these resources, revenue from future software sales and services and interest income will be sufficient to fund our planned operating expenses and capital requirements through May 31, 2002, the end of fiscal 2002. However, there can be no assurance that such funds will be available or sufficient to meet our operating expenses and capital requirements during such period. We cannot make assurances that we will be successful in raising a minimum of $3 million of additional financing. Even if an additional $3 million of financing is secured, we still may need to raise additional funds through public or private debt or equity financings to be competitive, to accelerate our sales and marketing programs, to establish a stronger financial position and to fund our operations beyond fiscal 2002. We expect that Devonshire will assist the Company in future public or private debt or equity financings as necessary.

         In the event we are unable to raise another $3 million in private debt or equity financing, through other sources or our majority stockholder, L-R Global, we will be forced to substantially curtail or cease operations.

PART II:          OTHER INFORMATION

ITEM 1:           LEGAL PROCEEDINGS.

                           We have been named as a defendant in a lawsuit in the
                  State of Florida. This lawsuit was filed on June 8, 2001 and is presently venued in the Circuit Court for the Twelfth Judicial Circuit in Sarasota County, Florida. John J. Medico, a former employee of ours, is the only plaintiff. We are the sole defendant. Mr. Medico alleges a breach of his separation agreement with us, claiming that we refused to allow him to exercise certain stock options between December 1999 and April 2000. He seeks an award of damages and costs. We intend to rigorously defend our position. At this point, we have only exchanged written discovery requests.

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

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

                              PurchaseSoft, Inc.


Date:   October 15, 2001                 /s/ Donald S. LaGuardia
                              ------------------------------------
                              Name:      Donald S. LaGuardia
                              Title:     President and Chief Executive Officer



Date:   October 15, 2001                 /s/ Philip D. Wolf
                              ----------------------------------------
                              Name:      Philip D. Wolf
                              Title:     Chief Financial Officer, Treasurer
                                         and Assistant Secretary