Form 10QSB
period 2001-11-30
PURCHASESOFT INC
filed 2002-01-14
CIK 727063

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

    |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended November 30, 2001

    | |  Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from _________ to ______________

Commission File Number 0-11791

                               PURCHASESOFT, INC.
                               ------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             DELAWARE                                   13-2897997
------------------------------------------      -----------------------------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                               ONE RESEARCH DRIVE
                                   SUITE 100 B
                              WESTBOROUGH, MA 01581
                              ---------------------
                    (Address of Principal Executive Offices)

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

                        Yes   |X|                   No   | |

         STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

              CLASS                              OUTSTANDING AT JANUARY 11, 2002
--------------------------------------           -------------------------------
     COMMON STOCK, PAR VALUE                         33,291,056 SHARES
         $0.01 PER SHARE

                               PURCHASESOFT, INC.

                                      INDEX



 ITEM                                                                                                            PAGE
NUMBER                                                                                                          NUMBER
------                                                                                                          ------

PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                      Balance Sheets as of November 30, 2001, May 31, 2001
                      and Pro Forma Balance Sheet as of November 30, 2001.................................        3

                      Statements of Operations for the three and six months ended
                      November 30, 2001 and November 30, 2000.............................................        4

                      Statements of Cash Flows for the six months ended
                      November 30, 2001 and November 30, 2000.............................................        5

                      Notes to the Financial Statements...................................................      6-9

     Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations ..........................................................    10-18


PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings ......................................................................       18

     Item 6.      Exhibits and Reports on Form 8-K  ......................................................       18

     Signatures       ....................................................................................       19

PART I.      FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS
                COMPANY FOR WHICH REPORT IS FILED: PURCHASESOFT, INC. (THE "COMPANY")

                               PURCHASESOFT, INC.
                                 BALANCE SHEETS

                                                         (Unaudited)                 (Unaudited)
                                                      November 30, 2001          November 30, 2001          May 31, 2001
                                                     --------------------       ---------------------     ------------------
                                                         Pro Forma
                                                        (See Note 2)

Assets

Current Assets
   Cash and cash equivalents                          $      1,605,075            $     1,605,075          $      2,358,688
   Accounts receivable, net                                   - -                          14,969                   119,827
   Prepaid expenses and other current assets                    19,125                     58,249                   152,668
                                                                                    --------------           ---------------
Total Current Assets                                                                    1,678,293                 2,631,183
                                                                                    --------------           ---------------

Property and equipment, net                                    160,000                  1,092,830                 1,062,360
                                                                                    --------------           ---------------

Security deposits                                              316,736                    339,399                   339,131
                                                        ---------------             --------------           ---------------

Total Assets                                          $      2,100,936            $     3,110,522          $      4,032,674
                                                        ===============             ==============           ===============


Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                                   $        352,616            $       309,682          $        532,594
   Current obligations under capital leases                    166,599                    112,301                   112,825
   Accrued expenses                                          3,297,985                    570,256                   476,524
   Deferred revenues                                            --                         74,550                    34,812
                                                                                    --------------           ---------------
Total Current Liabilities                                                               1,066,789                 1,156,755
                                                                                    --------------           ---------------

Noncurrent obligations under capital leases                     --                         54,298                   110,613

Commitments and Contingencies
                                                        ---------------             --------------           ---------------
Total liabilities                                            3,817,200                  1,121,087                 1,267,368

                                                        ---------------
Net liabilities in liquidation                        $     (1,716,264)
                                                        ===============

Stockholders' Equity
Common stock, $0.01 par value, 50,000,000
   shares authorized, 33,291,056 and 26,988,905
   issued and outstanding, respectively                                                   332,911                   269,889
Additional paid-in-capital                                                             44,993,385                39,686,388
Deferred stock-based compensation                                                          --                      (159,722)
Accumulated deficit                                                                   (43,247,829)              (36,942,217)
                                                                                    --------------           ---------------
                                                                                        2,078,467                 2,854,338

Less treasury stock (4,780 shares) at cost                                                (89,032)                  (89,032)
                                                                                    --------------           ---------------
Total Stockholders' Equity                                                              1,989,435                 2,765,306
                                                                                    --------------           ---------------

Total Liabilities and Stockholders' Equity                                        $     3,110,522          $      4,032,674
                                                                                    ==============           ===============

                 See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                            For The Three Months Ended                       For The Six Months Ended
                                      ---------------------------------------          -------------------------------------
                                        November 30,          November 30,              November 30,          November 30,
                                            2001                  2000                      2001                  2000
                                      -----------------     -----------------          ----------------      ---------------
Revenues:
   Product                             $      - -           $       26,060             $      - -            $       51,060
   Services                                    98,831               76,291                    199,035               114,467
                                         -------------        -------------              -------------         -------------
Total revenues                                 98,831              102,351                    199,035               165,527
                                         -------------        -------------              -------------         -------------

Costs and expenses:
   Cost of product revenues                    14,000                7,000                     14,000                14,000
   Cost of service revenues                   307,855              148,605                    595,501               226,712
   Sales and marketing                        977,666              318,480                  2,139,847               564,733
   General and administrative                 480,408              713,038                  1,080,389             1,333,732
   Research and development                 1,560,776              772,439                  2,696,611             1,104,831
                                         -------------        -------------              -------------         -------------
Total costs and expenses                    3,340,705            1,959,562                  6,526,348             3,244,008
                                         -------------        -------------              -------------         -------------

Operating loss                             (3,241,874)          (1,857,211)                (6,327,313)           (3,078,481)

Interest income (expense), net                 18,088              (37,996)                    21,701               (55,122)
                                         -------------        -------------              -------------         -------------

Net loss                               $   (3,223,786)       $  (1,895,207)             $  (6,305,612)        $  (3,133,603)
                                         =============        =============              =============         =============


Net loss per common share
   (Basic and diluted)                 $        (0.10)       $       (0.13)             $       (0.21)        $       (0.21)
                                         =============        =============              =============         =============


Weighted average
   shares outstanding                      32,183,865           14,768,826                 29,573,994            14,750,183
                                         =============        =============              =============         =============

                 See accompanying notes to financial statements

                                              PURCHASESOFT, INC.
                                            STATEMENT OF CASH FLOWS
                                                  (UNAUDITED)


                                                                              For The Six Months Ended
                                                                     -------------------------------------------
                                                                      November 30, 2001        November 30, 2000
                                                                     --------------------      -----------------
Cash flows from operating activities:
   Net loss                                                            $  (6,305,612)           $    (3,133,603)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                          137,492                     77,272
      Provision for bad debts                                                  3,981                      3,311
      (Gain)/loss on asset disposition                                        34,552                      1,277
      Options granted for services                                           168,054                    165,119
      Stock to be issued for services                                            -                       45,000
   Changes in operating assets and liabilities:
      Accounts receivable                                                    100,877                    (90,521)
      Prepaid expenses and other assets                                       94,419                   (156,747)
      Accounts payable                                                      (235,170)                   168,495
      Accrued expenses                                                       105,990                    158,834
      Deferred revenue                                                        39,738                      6,825
                                                                         ------------             --------------
Net cash used in operating activities                                     (5,855,679)                (2,754,738)
                                                                         ------------             --------------
Cash flows from investing activities:
   Additions to property and equipment                                      (202,514)                  (212,108)
   Proceeds from disposition of assets                                           -                        1,800
   Increase in security deposits                                                (268)                    29,908
                                                                         ------------             --------------
Net cash used in investing activities                                       (202,782)                  (180,400)
                                                                         ------------             --------------
Cash flows from financing activities:
   Proceeds from issuance of note payable                                  2,000,000                       - -
   Net proceeds from exercise of options/warrants                              4,215                     66,639
   Net proceeds from issuance of common stock in rights offering           3,357,472                       - -
   Payment of capital leases                                                 (56,839)                   (57,969)
                                                                         ------------             --------------
Net cash provided by financing activities                                  5,304,848                      8,670
                                                                         ------------             --------------

Net decrease in cash and cash equivalents                                   (753,613)                (2,926,468)
Cash and cash equivalents, beginning of year                               2,358,688                  4,992,306
                                                                         ------------             --------------
Cash and cash equivalents, end of period                               $   1,605,075            $     2,065,838
                                                                         ============             ==============


Supplemental disclosure of cash flow information:
   Cash paid for interest                                              $      24,381            $        14,438
                                                                         ============             ==============

Supplemental disclosure of non-cash transaction:
   Capital lease obligation incurred                                   $         -              $       249,829
                                                                         ============             ==============

                 See accompanying notes to financial statements

                               PURCHASESOFT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2001



NOTE 1:  BASIS OF PRESENTATION

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

         On December 14, 2001, the Company announced a 50% reduction in its workforce due to its inability to secure additional funding. On December 21, 2001, the Company announced that it was suspending its operations effective immediately and was commencing an orderly wind down of its operations. (See
Note 2 for additional information)

         The Company is considered a Small Business (SB) filer pursuant to Securities and Exchange Commission (SEC) regulations. As such, the accompanying financial statements are not intended to, nor do they, include all disclosures required by the SEC's Regulation S-X.


NOTE 2:  CESSATION OF THE BUSINESS AND PRO FORMA LIQUIDATION BASIS PRESENTATION

         On December 14, 2001, the Company announced a 50% reduction in its workforce due to its inability to secure additional funding. Only employees central to the development of the Company's core product and employees designated to assist in a wind down were retained. On December 21, 2001, the Company announced that it was suspending its operations effective immediately and was commencing an orderly wind down of its operations. All remaining employees were laid off except those involved in effecting the wind down. The Company will continue to evaluate its strategic alternatives in order to salvage the value of its assets during the wind down. The accompanying unaudited balance sheet includes a pro forma balance sheet as of November 30, 2001 that reflects the effects on the recoverability and classification of assets or the amounts and classification of liabilities of the Company's decision to pursue an orderly wind down.

         As a result of the approval by the Board of Directors of the Company to wind down the operations of the Company, which includes salvaging the value of its assets during the wind down, the liquidation basis of accounting and financial statement presentation will be adopted from December 21, 2001.

         The liquidation basis of accounting requires the Company to accrue an estimate for all liabilities related to expenses to be incurred during the wind down period. Additionally, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts. The estimated net realizable value of assets represents management's best estimate of the recoverable value of the assets, net of selling expenses, and without consideration for the effect that the settlement of any litigation may have on the value of the assets. The assets are held at their net realizable value until they are sold or liquidated. There can be no assurance, however, that the Company will be successful in selling the assets at the estimated net realizable value.

                               PURCHASESOFT, INC.
                            PRO FORMA BALANCE SHEET
                       (LIQUIDATION BASIS OF ACCOUNTING)
                               NOVEMBER 30, 2001
                                  (UNAUDITED)

                                                      HISTORICAL        ADJUSTMENTS         PRO FORMA
                                                      ----------        -----------         ---------
Assets

Cash                                                  $1,605,075                          $ 1,605,075
Accounts receivable, net                                  14,969            (14,969)(a)             0
Prepaid expenses and other current assets                 58,249            (39,124)(a)        19,125
Property and equipment, net                            1,092,830           (932,830)(b)       160,000
Security deposits                                        339,399            (22,663)(a)       316,736
                                                      ----------        -----------       -----------
Total assets                                           3,110,522         (1,009,586)        2,100,936

Liabilities

Accounts payable                                         309,682             42,934 (c)       352,616
Capital lease obligations                                166,599                              166,599
Accrued expenses                                         570,256          2,727,729 (d)     3,297,985
Deferred revenues                                         74,550            (74,550)(e)             0
                                                      ----------        -----------       -----------
Total liabilities                                      1,121,087          2,696,113         3,817,200

Net liabilities in liquidation                        $1,989,435        $(3,705,699)      $(1,716,264)
                                                      ==========        ===========       ===========

(a) Adjustments to represent the estimated fair value of assets as a result of the decision to wind down the affairs of the Company.

(b) Adjustments to represent the estimated fair value of assets. Includes write down of 100% of software that is not transferable.

(c) Reflects the net of certain reclassifications of refunds of deferred revenues to customers and the elimination of an existing vendor payable for services that will not be renewed.

(d) Reflects eliminations of certain accruals and adjustments in carrying values of these liabilities. Also represents an accrual for estimated future costs to wind down operations from December 1, 2001 through February 28, 2002. Such costs include compensation, severance, and benefits, insurance, lease payments, professional fees, contracted development termination fee, phones and other miscellaneous operating costs. Also includes office lease obligations for remainder of terms.

(e) Reflects certain reclassifications and adjustments to represent the estimated fair value of these liabilities. See note (c).

NOTE 3:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Accounts receivable is presented net of an allowance for uncollectible accounts of $12,981 and $9,000 at November 30, 2001 and May 31, 2001, respectively. Bad debt expense is recorded in general and administrative expenses.

         (c)      Research and Development

         The Company is engaged in research and development activities in the area of computer software. In accordance with generally accepted accounting principles, costs incurred prior to determination of technological feasibility are considered research and development and expensed as incurred. Technological feasibility is determined after a working model has been completed. During the first six months of fiscal 2002, the Company's research and development costs primarily relate to software development during the period prior to technological feasibility and have been charged to expense as incurred. Costs otherwise capitalizable after technological feasibility is achieved have also been expensed because they have been insignificant.

         (d)      Cash and Cash Equivalents

         The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for financial statement purposes.

         (e)      Property and Equipment

         Property and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operations over the estimated useful lives of the related assets, generally 5 to 7 years, using the straight-line method. Leasehold improvements are amortized over the shorter of the asset life or the life of the lease. Depreciation and amortization expense was $137,492 and $77,272 for the six months ended November 30, 2001 and November 30, 2000, respectively.

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

         (g)      Loss Per Common Share

         The Company accounts for income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Shares excluded from diluted earnings per share totaled 3,896,300 and 3,476,324 on November 30, 2001 and 2000, respectively.

         (h)      Stock-Based Compensation

         The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

         (i)      Reclassification

         Certain prior year balances have been reclassified to conform to current year presentation. There was no impact on the prior year's net loss or total stockholders' equity from the reclassification.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Results of Operations and Financial Condition and other parts of this Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Certain Business Risks", and those appearing elsewhere in this Form 10-QSB. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

         On December 21, 2001, the Company announced its decision to pursue an orderly wind down and cessation of its business operations. We project to have net liabilities in liquidation and do not expect to be able to generate any cash that could be returned to stockholders. We intend to continue to pursue opportunities to sell certain intangible assets during the wind down. These intangible assets have been assigned no value in the pro forma balance sheet as of November 30, 2001. Should a transaction be completed for the sale of these intangible assets, cash generated from the transaction would first be used to satisfy all creditor claims and any remaining cash would be available to be returned to stockholders.

         The Board of Directors and management engaged in a concerted effort to explore various strategic alternatives for the future of the Company, including its sale, prior to making the decision to begin the orderly wind down. These efforts did not result in the identification of a party that was prepared to provide capital or acquire the Company. The Board of Directors therefore concluded that the orderly wind down of the Company was the most prudent course of action. During the wind down, we will pursue the sale of the Company's assets. However, no assurance can be given that we will be successful in closing on a sale of the Company's assets. Moreover, in the event that the sale of intangible assets for which we have projected no realizable value, produces cash sufficient to satisfy all creditor claims, the timing and ultimate distribution of any remaining cash to stockholders is uncertain. We may not be able to find qualified buyers for the Company's assets. Furthermore, because many of the Company's assets, particularly its intellectual property, will decline in value over time, we may not be able to consummate the sale of these assets in time to generate meaningful value. The Company has recognized no revenue following the announcement to begin the orderly wind down. We may not be able to negotiate a settlement of all of the Company's obligations to its creditors. These include, without limitation, long-term contractual obligations associated with office leases and business agreements with third parties.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000


OVERVIEW

         We reported a net loss for the quarter of $3,223,786 on revenues of $98,831.

         On September 7, 2001, we closed a rights offering, which was commenced on August 8, 2001 to raise gross proceeds of up to $9.7 million. We raised approximately $5.5 million in gross proceeds in this offering. L-R Global, our majority stockholder exercised approximately $5 million of its rights in the offering and paid for $2 million of these rights by canceling the $2 million demand promissory note we issued to L-R Global on July 18, 2001. On September 17, 2001, we received proceeds of approximately $3.5 million from our subscription agent. We disclosed in our previous quarterly filing, that we needed to raise a minimum of $3 million in additional funding (beyond the $3.5 million just raised) through either a private debt or equity financing to have sufficient resources to fund our planned operating expenses and capital requirements through May 31, 2002. We also disclosed in that filing, that in the event we did not raise another $3 million in financing, we would be forced to substantially curtail or cease operations.

         On December 14, 2001, subsequent to the end of the second quarter, the Company announced a 50% reduction in its workforce due to its inability to secure additional funding. Only employees central to the development of the Company's core product and employees designated to assist in a wind down were retained. On December 21, 2001, the Company announced that it was suspending its operations effective immediately and was commencing an orderly wind down of its operations. All remaining employees were laid off except those involved in effecting the wind down.

REVENUES

TOTAL REVENUE

         Total revenue, which includes product and service revenue, for the three months ended November 30, 2001, was $98,831 compared to $102,351 for the three months ended November 30, 2000, a decrease of $3,520, or 3.4%. With the Company's adoption of the wind down plan, revenue will no longer be recorded after December 21, 2001.

         Total revenue, which includes product and service revenue, for the six months ended November 30, 2001, was $199,035 compared to $165,527 for the six months ended November 30, 2000, an increase of $33,508, or 20.2%. With the Company's adoption of the wind down plan, revenue will no longer be recorded after December 21, 2001.


PRODUCT REVENUE

         There was no product revenue for the three months ended November 30, 2001 compared to $26,060 for the three months ended November 30, 2000, a decrease of $26,060, or 100.0%. In the three months ended November 30, 2000, we added one new customer and delivered one PurchaseSoft(TM) software system. With the Company's adoption of the wind down plan, product revenues will no longer be recorded after December 21, 2001.

         There was no product revenue for the six months ended November 30, 2001 compared to $51,060 for the six months ended November 30, 2000, a decrease of $51,060, or 100.0%. In the six months ended November 30, 2000, we added two new customers and delivered one PurchaseSoft(TM) software system and its first PurchaseSmart(TM) software system. With the Company's adoption of the wind down plan, product revenues will no longer be recorded after December 21, 2001.


SERVICE REVENUE

         Professional service revenue for the three months ended November 30, 2001 was $98,000 compared to $39,996 for the three months ended November 30, 2000, an increase of $58,004, or 145.0%. With the Company's adoption of the wind down plan, professional service revenue will no longer be recorded after December 21, 2001.

         Professional service revenue for the six months ended November 30, 2001 was $190,129 compared to $46,496 for the six months ended November 30, 2000, an increase of $146,633, or 308.9%. With the Company's adoption of the wind down plan, professional service revenue will no longer be recorded after December 21, 2001.

         Maintenance revenue for the three months ended November 30, 2001 was $831 compared to $36,295 for the three months ended November 30, 2000, a decrease of $35,464 or 97.7%. With the Company's adoption of the wind down plan, maintenance revenue will no longer be recorded after December 21, 2001.

         Maintenance revenue for the six months ended November 30, 2001 was $8,906 compared to $67,971 for the six months ended November 30, 2000, a decrease of $59,065 or 86.9%. With the Company's adoption of the wind down plan, maintenance revenue will no longer be recorded after December 21, 2001.

         Maintenance contracts for the GTPP(TM) and PurchaseSoft(TM) products have been generally sold to customers for 15% of the software product list price for a one-year renewable term. We recorded payment of these maintenance contracts as deferred maintenance revenue and recognized revenue ratably over the term of the contract. These contracts entitled the customer to telephone support and unspecified upgrades, as they became available.


COSTS AND EXPENSES

COST OF PRODUCT REVENUE

         Cost of product revenue for the three months ended November 30, 2001 was $14,000 compared to $7,000 for the three months ended November 30, 2000, an increase of $7,000, or 100.0%. During the three months ended November 30, 2001, we upgraded an existing customer to our PurchaseSmart(TM) software system. The customer received this upgrade at no charge under the terms of their software maintenance agreement. We were required under a third party licensing agreement to pay $14,000 to license their software. With the Company's adoption of the wind down plan, cost of product revenue will no longer be recorded after December 21, 2001.

         Cost of product revenue for the six months ended November 30, 2001 was $14,000 compared to $14,000 for the six months ended November 30, 2000. In November 2001, we upgraded an existing customer to our PurchaseSmart(TM) software system. The customer received this upgrade at no charge under the terms of their software maintenance agreement. We were required under a third party licensing agreement to pay $14,000 to license their software. With the Company's adoption of the wind down plan, cost of product revenue will no longer be recorded after December 21, 2001.

COST OF SERVICE REVENUE

         Cost of service revenue for the three months ended November 30, 2001 was $307,855 compared to $148,605 for the three months ended November 30, 2000, an increase of $159,250, or 107.2%. Compensation and benefits increased, reflecting increased headcount invested to improve our customer support infrastructure. Travel expenses increased related to non-billable trips to customer sites. Occupancy costs increased primarily related to our new office space in Reading, England. With the Company's adoption of the wind down plan, cost of service revenue will no longer be recorded after December 21, 2001. The estimated future costs that are expected to be incurred are included in the estimated future costs during the wind down period as adjusted in the pro forma balance sheet included elsewhere herein.

         Cost of service revenue for the six months ended November 30, 2001 was $595,501 compared to $226,712 for the six months ended November 30, 2000, an increase of $368,789, or 162.7%. Compensation and benefits increased, reflecting increased headcount invested to improve our customer support infrastructure. Travel expenses increased related to non-billable trips to customer sites. Occupancy costs increased primarily related to our new office space in Reading, England. With the Company's adoption of the wind down plan, cost of service revenue will no longer be recorded after December 21, 2001. The estimated future costs that are expected to be incurred are included in the estimated future costs during the wind down period as adjusted in the pro forma balance sheet included elsewhere herein.


SALES AND MARKETING

         Sales and marketing expenses for the three months ended November 30, 2001 were $977,666 compared to $318,480 for the three months ended November 30, 2000, an increase of $659,186, or 207.0%. Compensation and benefits increased as we expanded our direct sales force. Sales consulting fees increased related to the engagement of a sales consulting firm hired to assess our sales process and provide ongoing sales management. In December 1999, we restructured our primary method of distribution from a direct sales force to an indirect sales force utilizing resellers and partners. This indirect distribution strategy enjoyed limited success. In light of this, we decided it was necessary to rebuild a direct sales force, which we began to do in December 2000. The increases in our sales expenses this quarter result primarily from the repositioning of our distribution strategy from indirect to direct sales. Marketing consulting fees increased related to our agreement with VIA Design and Marketing, Inc. who we contracted with to provide marketing guidance and the development of our marketing strategies. We significantly increased our print advertising campaign to create leads and brand awareness. We continued our outbound lead generation campaign and the development of our new Web site during the quarter for which there were no related costs in the comparable prior year quarter. With the Company's adoption of the wind down plan, sales and marketing expenses will no longer be recorded after December 21, 2001. The estimated future costs that are expected to be incurred are included in the estimated future costs during the wind down period as adjusted in the pro forma balance sheet included elsewhere herein.

         Sales and marketing expenses for the six months ended November 30, 2001 were $2,139,847 compared to $564,733 for the six months ended November 30, 2000, an increase of $1,575,114, or 278.9%. Compensation, benefits and travel expenses increased as we expanded our direct sales force. Sales consulting fees increased related to the engagement of a sales consulting firm hired to assess our sales process and provide ongoing sales management. In December 1999, we restructured our primary method of distribution from a direct sales force to an indirect sales force utilizing resellers and partners. This indirect distribution strategy enjoyed limited success. In light of this, we decided it was necessary to rebuild a direct sales force, which we began to do in December 2000. The increases in our sales expenses for this six-month period result primarily from the repositioning of our distribution strategy from indirect to direct sales. Marketing consulting fees increased related to our agreement with VIA Design and Marketing, Inc. who we contracted with to provide marketing guidance and the development of our marketing strategies. With VIA's help, we developed a new brand image and message and the related sales collateral to support it, which increased these expenses over the comparable prior year period. We significantly increased our print advertising campaign to create leads and brand awareness. We continued our outbound lead generation campaign and the development of our new Web site during the six months ended November 30, 2001 for which there were no related costs in the comparable prior year six-month period. With the Company's adoption of the wind down plan, sales and marketing expenses will no longer be recorded after December 21, 2001. The estimated future costs that are expected to be incurred are included in the estimated future costs during the wind down period as adjusted in the pro forma balance sheet included elsewhere herein.


GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the three months ended November 30, 2001 were $480,408 compared to $713,038 for the three months ended November 30, 2000, a decrease of $232,630, or 32.6%. General consulting expenses decreased primarily due to the absence of stock option based compensation in the current quarter, which was offset in part by fees we paid to L-R Managers LLC for the services of our CEO, Donald LaGuardia and fees paid Devonshire Holdings, our financial advisor, for which there were no corresponding fees in the comparable prior year quarter. We also had decreases in compensation due to lower headcount as well as lower travel expenses. With the Company's adoption of the wind down plan, general and administrative expenses will no longer be recorded after December 21, 2001. The estimated future costs that are expected to be incurred are included in the estimated future costs during the wind down period as adjusted in the pro forma balance sheet included elsewhere herein.

         General and administrative expenses for the six months ended November 30, 2001 were $1,080,389 compared to $1,333,732 for the six months ended November 30, 2000, a decrease of $253,343, or 19.0%. General consulting expenses increased related to fees we pay to L-R Managers LLC for the services of Donald LaGuardia, our President and CEO and fees we paid to Devonshire Holdings, our financial advisor, for which there were no corresponding fees in the comparable prior year six-month period. We also had decreases in compensation and benefits due to lower headcount, lower travel expenses and the absence in the six months ended November 30, 2001 of costs associated with the relocation of several employees to our corporate headquarters in Westborough, Massachusetts, for which costs were incurred during the six months ended November 30, 2000. With the Company's adoption of the wind down plan, general and administrative expenses will no longer be recorded after December 21, 2001. The estimated future costs that are expected to be incurred are included in the estimated future costs during the wind down period as adjusted in the pro forma balance sheet included elsewhere herein.


RESEARCH AND DEVELOPMENT

         Research and development expenses for the three months ended
November 30, 2001 were $1,560,776 compared to $772,439 for the three months ended November 30, 2000, an increase of $788,337, or 102.1%. Compensation and benefits increased resulting from additions in headcount. We also increased our use of specialized and highly skilled technical consultants during the quarter to perform maintenance and specialized enhancements to our PurchaseSmart(TM) product as well as to continue development of our next generation software product in collaboration with Tata Infotech Limited. Tata was retained to provide computer consultancy, programming and testing services. We retained Tata to allow accelerated development along two parallel paths. While our internal development resources were dedicated to the maintenance and enhancement of our existing PurchaseSmart(TM) product, built on the SilverStream(TM) development platform, Tata supported our software development organization in its efforts to build new products based on IBM's Websphere technology. In September 2001, we entered into a formal agreement with Tata for this project. The fees were fixed at $1,697,500 and payments were to be made monthly through July 2002, the projected completion date of the project. In conjunction with the Company's decision to wind down its operations, the Tata project has been stopped. Our agreement with Tata provides that they receive 60 days notice to terminate. They have provided us with an estimate of $300,000 to satisfy this notice period and payment would represent a full and final release from the agreement. With the Company's adoption of the wind down plan, research and development expenses will no longer be recorded after December 21, 2001. The estimated future costs that are expected to be incurred are included in the estimated future costs during the wind down period as adjusted in the pro forma balance sheet included elsewhere herein.

         Research and development expenses for the six months ended November 30, 2001 were $2,696,611 compared to $1,104,831 for the six months ended November 30, 2000, an increase of $1,591,780, or 144.1%. Compensation and benefits increased resulting from additions in headcount. We also increased our use of specialized and highly skilled technical consultants during the quarter to perform maintenance and specialized enhancements to our PurchaseSmart(TM) product as well as to continue development of our next generation software product in collaboration with Tata Infotech Limited. Tata was retained to provide computer consultancy, programming and testing services. We retained Tata to allow accelerated development along two parallel paths. While our internal development resources were dedicated to the maintenance and enhancement of our existing PurchaseSmart(TM) product, built on the SilverStream(TM) development platform, Tata supported our software development organization in its efforts to build new products based on IBM's Websphere technology. In September 2001, we entered into a formal agreement with Tata for this project. The fees were fixed at $1,697,500 and payments were to be made monthly through July 2002, the projected completion date of the project. In conjunction with the Company's decision to wind down its operations, the Tata project has been stopped. Our agreement with Tata provides that they receive 60 days notice to terminate. They have provided us with an estimate of $300,000 to satisfy this notice period and payment would represent a full and final release from the agreement. With the Company's adoption of the wind down plan, research and development expenses will no longer be recorded after December 21, 2001. The estimated future costs that are expected to be incurred are included in the estimated future costs during the wind down period as adjusted in the pro forma balance sheet included elsewhere herein.

NET INTEREST INCOME

         Net interest income for the three months ended November 30, 2001 was $18,088 compared to net interest expense for the three months ended November 30, 2000 of $37,996, an increase of $56,084, or 147.6%. Interest income for the three months ended November 30, 2001 was $23,016 compared to $44,873 for the three months ended November 30, 2000, a decrease of $21,857. Interest income was lower due to lower average cash balances. Interest expense for the three months ended November 30, 2001 was $4,928 compared to $82,869 for the three months ended November 30, 2000, a decrease of $77,941. Interest expense decreased primarily due to lower average balances on the L-R Global demand promissory notes. With the Company's adoption of the wind down plan, interest income and interest expense will no longer be recorded after December 21, 2001. The estimated future costs that are expected to be incurred are included in the estimated future costs during the wind down period as adjusted in the pro forma balance sheet included elsewhere herein.

         Net interest income for the six months ended November 30, 2001 was $21,701 compared to net interest expense for the six months ended November 30, 2000 of $55,122, an increase of $76,823, or 139.4%. Interest income for the six months ended November 30, 2001 was $46,082 compared to $109,766 for the six months ended November 30, 2000, a decrease of $63,684. Interest income was lower due to lower average cash balances. Interest expense for the six months ended November 30, 2001 was $24,381 compared to $164,888 for the six months ended November 30, 2000, a decrease of $140,507. Interest expense decreased primarily due to lower average balances on the L-R Global demand promissory notes. With the Company's adoption of the wind down plan, interest income and interest expense will no longer be recorded after December 21, 2001. The estimated future costs that are expected to be incurred are included in the estimated future costs during the wind down period as adjusted in the pro forma balance sheet included elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

         At November 30, 2001, we had cash totaling $1,605,075 and working capital of $611,504. Cash decreased $753,613 during the six months ended November 30, 2001. We used $5,855,679 of cash in operating activities during this six-month period to fund our operations, which produced a net loss for the period of $6,305,612. This loss was offset in part by non-cash expenses of $344,079, primarily relating to depreciation, amortization and stock option based compensation. We used $202,782 of cash in investing activities during the period primarily to acquire property and equipment totaling $202,514. We generated $5,304,848 of cash in financing activities during the period primarily through the issuance of a $2 million demand promissory note to L-R Global, our majority stockholder and through the issuance of $3,357,472 in common stock in a rights offering, of which approximately $3 million was purchased by L-R Global. We made capital lease payments of $56,839 during the period.

         We made $202,514 in capital expenditures during the six months ended November 30, 2001 as compared with $212,108 during the six months ended November 30, 2000. The assets acquired during the period were primarily computers and software. As of November 30, 2001, there were no significant commitments for capital expenditures.

         On September 7, 2001, we closed a rights offering, which was commenced on August 8, 2001 and was intended to raise gross proceeds of up to $9.7 million. We raised approximately $5.5 million in gross proceeds in this offering. L-R Global, our majority stockholder exercised approximately $5 million of its rights in the offering and paid for $2 million of these rights by canceling the $2 million demand promissory note we issued to L-R Global on July 18, 2001. On September 17, 2001, we received proceeds of approximately $3.5 million from our subscription agent. We disclosed in our previous quarterly filing, that we needed to raise a minimum of $3 million in additional funding (beyond the $3.5 million just raised) through either a private debt or equity financing to have sufficient resources to fund our planned operating expenses and capital requirements through May 31, 2002. We also disclosed in that filing, that in the event we did not raise another $3 million in financing, we would be forced to substantially curtail or cease operations.

         On December 14, 2001, subsequent to the end of the second quarter, the Company announced a 50% reduction in its workforce due to its inability to secure additional funding. Only employees central to the development of the Company's core product and employees designated to assist in a wind down were retained. On December 21, 2001, the Company announced that it was suspending its operations effective immediately and was commencing an orderly wind down of its operations, which we expect to be completed by February 28, 2002. All remaining employees were laid off except those involved in effecting the wind down. We have projected that we will have net liabilities in liquidation of approximately $1,716,000. We expect to make a substantial improvement in this net liability through negotiations with all parties, however we cannot assure you that we will be successful in this endeavor.

CERTAIN BUSINESS RISKS

         On December 21, 2001, the Company announced its decision to pursue an orderly wind down and cessation of its business operations. We project to have net liabilities in liquidation and do not expect to be able to generate any cash that could be returned to stockholders. We intend to continue to pursue opportunities to sell certain intangible assets during the wind down. These intangible assets have been assigned no value in the pro forma balance sheet as of November 30, 2001. Should a transaction be completed for the sale of these intangible assets, cash generated from the transaction would first be used to satisfy all creditor claims and any remaining cash would be available to be returned to stockholders.

         The Board of Directors and management engaged in a concerted effort to explore various strategic alternatives for the future of the Company, including its sale, prior to making the decision to begin the orderly wind down. These efforts did not result in the identification of a party that was prepared to provide capital or acquire the Company. The Board of Directors therefore concluded that the orderly wind down of the Company was the most prudent course of action. During the wind down, we will pursue the sale of the Company's assets. However, no assurance can be given that we will be successful in closing on a sale of the Company's assets. Moreover, in the event that the sale of intangible assets for which we have projected no realizable value, produces cash sufficient to pay creditors in full, the timing and ultimate distribution of any remaining cash to stockholders is uncertain. We may not be able to find qualified buyers for the Company's assets. Furthermore, because many of the Company's assets, particularly its intellectual property, will decline in value over time, we may not be able to consummate the sale of these assets in time to generate meaningful value. The Company has recognized no revenue following the announcement to begin the orderly wind down. We may not be able to negotiate a settlement of all of the Company's obligations to its creditors. These include, without limitation, long-term contractual obligations associated with office leases and business agreements with third parties.

STOCKHOLDERS WILL LIKELY NOT RECEIVE ANY DISTRIBUTIONS AS PART OF THE COMPANY'S WIND DOWN.

         After the Company's wind down there may be no cash to distribute to the Company's stockholders and if there is cash to distribute, the timing of any such distribution is uncertain. Although the Board of Directors has not anticipated any cash distribution to stockholders and therefore has not established a firm timetable for distributions to stockholders, the Board of Directors intends, subject to contingencies inherent in winding up the Company's business, to make such distributions as promptly as practicable in the event sufficient cash proceeds exist after all creditor obligations have been satisfied. The Board of Directors is, however, currently unable to predict the precise nature, amount or timing of this distribution or any other distributions pursuant to the Company's wind down. The actual nature, amount and timing of all distributions will be determined by the Board of Directors, in its sole discretion, and will depend in part upon the Company's ability to convert its remaining assets into cash.

         Uncertainties as to the precise net value of the Company's non-cash assets and the ultimate amount of its liabilities make it impracticable to predict the aggregate net value ultimately distributable to stockholders. Claims, liabilities and expenses incurred during the wind down (including operating costs, salaries, income taxes, payroll and local taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred. These expenses will reduce the amount of assets available for ultimate distribution to stockholders. No assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for the Company's obligations, liabilities, expenses and claims and to make cash distributions to stockholders. If such available cash and amounts received on the sale of assets are not adequate to provide for the Company's obligations, liabilities, expenses and claims, the Company may not be able to distribute meaningful cash, or any cash, to its stockholders.

THE PROCEEDS FROM ANY SALE OF THE COMPANY'S ASSETS MAY BE LESS THAN ANTICIPATED.

         Sales of the Company's assets will be made on such terms as are approved by the Board of Directors and may be conducted by competitive bidding, public sales or privately negotiated sales. The prices at which we will be able to sell the Company's various assets will depend largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, United States and foreign regulatory approvals, public market perceptions, and limitations on transferability of certain assets. In addition, we may not obtain as high a price for a particular asset as it might secure if the Company were not in liquidation.

THE COMPANY EXPECTS TO RECOGNIZE NO REVENUE AFTER DECEMBER 21, 2001.

THE COMPANY MAY NOT BE ABLE TO SETTLE ALL OF ITS OBLIGATIONS TO CREDITORS.

         The Company has certain current and future obligations to creditors. These include, without limitation, long-term contractual obligations associated with office leases and business agreements with customers and other third parties. As part of the wind down process, we will attempt to settle these long-term obligations with the Company's creditors. We cannot guarantee that we will be able to settle such obligations with each creditor. If we are unable to reach an agreement with a creditor concerning a long-term obligation, that creditor may choose to bring a lawsuit against the Company. Such litigation could delay or even prevent the Company from completing its intended wind down plan. Moreover, amounts required to settle such long-term obligations will reduce the amount of remaining cash available, if any, for any distribution to stockholders.

         We have two multi-year office leases with approximately $1,550,000 remaining on their terms. We have approximately $315,000 in security deposits pledged as collateral for these leases.

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

                                   PurchaseSoft, Inc.


Date:   January 14, 2002                   /s/ Donald S. LaGuardia
                                   ---------------------------------
                                   Name:   Donald S. LaGuardia
                                   Title:  President and Chief Executive Officer



Date:   January 14, 2002                   /s/ Philip D. Wolf
                                   -------------------------------------
                                   Name:   Philip D. Wolf
                                   Title:  Chief Financial Officer, Treasurer
                                           and Assistant Secretary