Form 10QSB
period 2002-02-28
PURCHASESOFT INC
filed 2002-04-15
CIK 727063

-------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

 |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended February 28, 2002

 | | Transition report under Section 13 or 15(d) of the Exchange Act

 For the transition period from _____________ to ____________

Commission File Number 0-11791


                                PURCHASESOFT, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         DELAWARE                                            13-2897997
(State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)


                                ONE RESEARCH DRIVE
                                    SUITE 100 B
                               WESTBOROUGH, MA 01581
                    (Address of Principal Executive Offices)

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

                Yes   |X|                           No   | |

      STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

            Class                               Outstanding at April 9, 2002
--------------------------------                -----------------------------
   COMMON STOCK, PAR VALUE                            33,291,056 SHARES
      $0.01 PER SHARE

                               PURCHASESOFT, INC.

                                      INDEX



  Item                                                                                                           Page
 Number                                                                                                         Number
 ------                                                                                                         ------

PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                      Statement of Net Liabilities in Liquidation as of February 28, 2002.................        3

                      Balance Sheet as of May 31, 2001....................................................        4

                      Statement of Changes in Net Liabilities in Liquidation
                      For the period from December 1, 2001 to February 28, 2002 ..........................        5

                      Statements of Operations for the six month period ended
                      November 30, 2001, the three month period ended February
                      28, 2001 and the nine month period ended February 28, 2001..........................        6

                      Notes to the Financial Statements...................................................      7-9

     Item 2.      Management's Discussion and Analysis of Financial Condition ............................   10 -12



PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings ......................................................................       13

     Item 6.      Exhibits and Reports on Form 8-K  ......................................................       13

     Signatures       ....................................................................................       13


PART I.    FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS
           COMPANY FOR WHICH REPORT IS FILED: PURCHASESOFT, INC. (THE "COMPANY")

                               PURCHASESOFT, INC.
                   STATEMENT OF NET LIABILITIES IN LIQUIDATION



                                                                           (Unaudited)
                                                                        February 28, 2002

                                                                        ------------------
Assets

   Cash and cash equivalents                                             $        385,857
   Due from the sale of assets                                                     28,822
                                                                           ---------------
Total assets in liquidation                                              $        414,679
                                                                           ===============

Liabilities

   Accounts payable                                                      $        432,105
   Obligations under capital and operating leases                                 323,243
   Accrued expenses                                                               706,145
                                                                           ---------------
Total liabilities in liquidation                                         $      1,461,493
                                                                           ===============

Net liabilities in liquidation                                           $     (1,046,814)
                                                                           ===============


                  See accompanying notes to financial statements

                             PURCHASESOFT, INC.
                               BALANCE SHEET



                                                              May 31, 2001
                                                            -----------------
Assets

Current Assets
   Cash and cash equivalents                                $      2,358,688
   Accounts receivable, net                                          119,827
   Prepaid expenses and other current assets                         152,668
                                                              ---------------
Total Current Assets                                               2,631,183
                                                              ---------------
Property and equipment, net                                        1,062,360
                                                              ---------------
Security deposits                                                    339,131
                                                              ---------------
Total Assets                                                $      4,032,674
                                                              ===============

Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                                         $        532,594
   Current obligations under capital leases                          112,825
   Accrued expenses                                                  476,524
   Deferred revenues                                                  34,812
                                                              ---------------
Total Current Liabilities                                          1,156,755
                                                              ---------------
Noncurrent obligations under capital leases                          110,613

Commitments and Contingencies
                                                              ---------------
Total liabilities                                                  1,267,368

Stockholders' Equity
Common stock, $0.01 par value, 50,000,000
   shares authorized, 26,988,905
   issued and outstanding                                            269,889
Additional paid-in-capital                                        39,686,388
Deferred stock-based compensation                                   (159,722)
Accumulated deficit                                              (36,942,217)
                                                              ---------------
                                                                   2,854,338
Less treasury stock (4,780 shares) at cost                           (89,032)
                                                              ---------------
Total Stockholders' Equity                                         2,765,306
                                                              ---------------
Total Liabilities and Stockholders' Equity                  $      4,032,674
                                                              ===============



                  See accompanying notes to financial statements

                             PURCHASESOFT, INC.
           STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                (UNAUDITED)


                                                                Period From
                                                              December 1, 2001
                                                                     to
                                                              February 28, 2002
                                                              -----------------
Net assets as of November 1, 2001                                $ 1,989,435
Adjustments to liquidation basis                                  (3,705,699)
                                                                 ------------
Net liabilities in liquidation as of December 1, 2001              1,716,264
Changes in net liabilities in liquidation                           (669,450)
                                                                 ------------
Net liabilities as of February 28, 2002                          $ 1,046,814
                                                                 ===========

                  See accompanying notes to financial statements

                                PURCHASESOFT, INC.
                             STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                            Period From                   For the 3              For the 9
                                           June 1, 2001                  Month Period           Month Period
                                                to                          Ended                  Ended
                                         November 30, 2001            February 28, 2001       February 28, 2001
                                         ------------------           -------------------     -----------------
Revenues:
   Product                               $         --                 $         79,871        $        130,931
   Services                                      199,035                       153,950                 268,417
                                           --------------               ---------------         ---------------
Total revenues                                   199,035                       233,821                 399,348
                                           --------------               ---------------         ---------------

Costs and expenses:
   Cost of product revenues                       14,000                         - -                    14,000
   Cost of service revenues                      595,501                       314,393                 541,105
   Sales and marketing                         2,139,847                       594,486               1,159,219
   General and administrative                  1,080,389                       605,630               1,939,362
   Research and development                    2,696,611                       892,445               1,997,276
                                           --------------               ---------------         ---------------
Total costs and expenses                       6,526,348                     2,406,954               5,650,962
                                           --------------               ---------------         ---------------

Operating loss                                (6,327,313)                   (2,173,133)             (5,251,614)

Interest income (expense), net                    21,701                       (62,215)               (117,337)
                                           --------------               ---------------         ---------------
Net loss                                 $    (6,305,612)             $     (2,235,348)       $     (5,368,951)
                                           ==============               ===============         ===============

Net loss per common share
   (Basic and diluted)                   $         (0.21)             $          (0.15)       $          (0.36)
                                           ==============               ===============         ===============

Weighted average
   shares outstanding                         29,573,994                    14,914,836              14,804,464
                                           ==============               ===============         ===============


         The Company has adopted the liquidation basis of accounting as of
           December 1, 2001 and therefore no statement of operations for periods subsequent to November 30, 2001 are presented.

                               PURCHASESOFT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               February 28, 2002


NOTE 1:  BASIS OF PRESENTATION

      The Financial Statements included herein have been prepared by the Company without audit except the May 31, 2001 balance sheet, which was audited. The Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. These statements do not include all information required by accounting principles generally accepted in the United States of America to be included in a full set of Financial Statements. These Financial Statements should be read in conjunction with the May 31, 2001 Financial Statements and notes thereto included in the Company's latest report on Form 10-KSB.

      On December 21, 2001, the Company announced that it was suspending its operations effective immediately and was commencing an orderly wind down of its operations. See Note 2 for additional information.

      The Company is considered a Small Business (SB) filer pursuant to Securities and Exchange Commission (SEC) regulations. As such, the accompanying financial statements are not intended to, nor do they, include all disclosures required by the SEC's Regulation S-X.

NOTE 2:  CESSATION OF THE BUSINESS AND LIQUIDATION BASIS PRESENTATION

      On December 21, 2001, the Company announced that it was suspending its operations effective immediately and was commencing an orderly wind down of its operations. All employees were terminated except those involved in effecting the wind down. The Company has continued to evaluate its strategic alternatives in order to salvage the value of its assets during the wind down. The Company has had several inquiries about its intellectual property, although to date, no offers have been presented.

      The Company adopted the liquidation basis of accounting as of December 1, 2001. This basis of accounting requires the Company to accrue an estimate for all liabilities related to expenses to be incurred during the wind down period. Additionally, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts. The estimated net realizable value of assets represents management's best estimate of the recoverable value of the assets, net of selling expenses, and without consideration for the effect that the settlement of any litigation may have on the value of the assets. The assets are held at their net realizable value until they are sold or liquidated. There can be no assurance, however, that the Company will be successful in selling the assets at the estimated net realizable value.

NOTE 3:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)   Use of Estimates

       Management is required to make estimates and assumptions during the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also affect reported amounts of net income (loss) during the period. Actual results could differ materially from these estimates and assumptions.

       (b)   Revenue Recognition and Accounts Receivable

       The Company recognized revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9. The Company recognized software license revenue at the point when evidence of an arrangement existed, the software product had been shipped, there were no uncertainties surrounding product acceptance, the fees were fixed or determinable and collection of the related receivable was considered probable. In multiple-element software arrangements that included rights to multiple software products, maintenance or services, the Company allocated the total arrangement fee using the residual method. Under the residual method, the fair value of the undelivered maintenance and services elements, as determined based on vendor-specific objective evidence, was deferred and the remaining (residual) arrangement fee was recognized as software product revenue. Service revenues were comprised of revenues derived from software maintenance agreements and professional services. Maintenance fees were recorded as deferred revenue and recognized ratably over the maintenance period, which was usually twelve months. Professional service revenue was recognized as the services were performed.

       Accounts receivable is presented net of an allowance for uncollectible accounts of $9,000 at May 31, 2001. Bad debt expense was recorded in general and administrative expenses.

       (c)   Research and Development

       The Company was engaged in research and development activities in the area of computer software. In accordance with generally accepted accounting principles, costs incurred prior to determination of technological feasibility were considered research and development and expensed as incurred. Technological feasibility was determined after a working model had been completed. During the period of June 1, 2001 through November 30, 2001, the Company's research and development costs primarily related to software development during the period prior to technological feasibility and were charged to expense as incurred. Costs otherwise capitalizable after technological feasibility had been achieved were also expensed because they were insignificant.

       (d)   Cash and Cash Equivalents

       The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for financial statement purposes.

       (e)   Property and Equipment

       Property and equipment are stated at cost, less accumulated depreciation. Depreciation was charged to operations over the estimated useful lives of the related assets, generally 5 to 7 years, using the straight-line method. Leasehold improvements were amortized over the shorter of the asset life or the life of the lease. Depreciation and amortization expense was $137,492 for the six months ended November 30, 2001 and $121,236 for the nine months ended February 28, 2001.

      (f)   Income Taxes

      The Company accounted for income taxes using the liability method in accordance with the provisions of the Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 required that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

      (g)   Loss Per Common Share

      The Company accounted for income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 required dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share included no dilution and was computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflected the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share did not differ from basic net loss per common share since potential shares of common stock from the exercise of stock options and warrants were anti-dilutive for all periods presented. Shares excluded from diluted earnings per share totaled 3,896,300 on November 30, 2001 and 3,606,226 on February 28, 2001.

      (h)   Stock-Based Compensation

      The Company accounted for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

      (i)   Reclassification

      Certain prior year balances were reclassified to conform to current year presentation. There was no impact on the prior year's net loss or total stockholders' equity from the reclassification.

NOTE 4:  SETTLEMENTS

      During the quarter, the Company was successful in getting a release from the landlord of its Westborough, Massachusetts's office space. Future lease payments under this lease totaled $1,396,000. In exchange for the Company's agreement to release $237,500 of its $258,000 security deposit, the landlord granted the Company a full and final release from its lease obligation.

      Subsequent to February 28, 2002, the Company reached negotiated settlements with the landlord of its short-term office lease in Reading, England, the lessor of its capital leases, totaling approximately $167,000 and a number of our other general creditors at $0.11 for every $1.00 of their claim. To date, the Company has obtained settlement agreements with approximately 60% of all of its general creditors.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

      Management's Discussion and Analysis of Financial Condition and other parts of this Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Certain Business Risks", and those appearing elsewhere in this Form 10-QSB. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

OVERVIEW

      On December 21, 2001, we announced our decision to pursue an orderly wind down and cessation of our business operations. The Board of Directors and management engaged in a concerted effort to explore various strategic alternatives for the future of the Company, including its sale, prior to making the decision to begin the orderly wind down. These efforts did not result in the identification of a party that was prepared to provide capital or acquire the Company. The Board of Directors therefore concluded that the orderly wind down of the Company was the most prudent course of action.

      We have net liabilities in liquidation and do not expect to have any cash that could be returned to stockholders. We have sold or disposed of all of our fixed and other tangible assets. We have had several inquiries about our intellectual property during the wind down, although to date, no offers have been presented. Consequently, we have assigned no value to our intangible assets in our Statement of Net Liabilities in Liquidation.

       We have recognized no revenue following the announcement to begin the orderly wind down. We may not be able to negotiate a settlement of all of the Company's obligations to its creditors. These include, without limitation, long-term contractual obligations associated with one remaining office lease, operating leases and other business agreements with third parties and trade payables with vendors.

LIQUIDITY AND CAPITAL RESOURCES

      As of February 28, 2002, net liabilities in liquidation were $1,046,814. Cash and cash equivalents were $385,857. Our primary cash needs are for administrative expenses and professional fees to wind down the Company's affairs, negotiate settlements with creditors and make required SEC filings.

      On April 8, 2002, the company's two remaining employees were terminated in conjunction with the substantial completion of our wind down plan. The agreements we have with these two individuals provide that they be available to assist with inquiries and continue to negotiate settlements with creditors as independent contractors. Our President and CEO, Donald LaGuardia will handle administration of the Company's affairs after April 8, 2002. If you need to contact the company, you may send your inquiry to: Donald LaGuardia, c/o L-R Global Partners, L.P., 320 Park Avenue, New York, NY 10022.

      During the quarter, we were successful in getting a release from the landlord of our Westborough, Massachusetts's office space. Our future lease payments under this lease totaled $1,396,000. In exchange for our agreement to release $237,500 of our $258,000 security deposit, the landlord granted us a full and final release from our lease obligation.

      During the quarter, we also recorded the following adjustments:


      Third party obligations:
          -  Operating leases                                $  37,000
          -  Claim from vendor                                  40,000
          -  Severance claim                                   124,000
                                                               -------
             Total                                           $ 201,000

      Shortfall in tangible asset sales:
          -  Projected proceeds                              $ 160,000
          -  Actual proceeds and related receivables            70,000
                                                            ----------
             Shortfall in projected tangible asset sales     $  90,000

      Additional costs associated with the wind down
          primarily related to compensation & benefits       $ 199,000


      Subsequent to February 28, 2002, we reached negotiated settlements with the landlord of our short-term office lease in Reading, England, the lessor of our capital leases, totaling approximately $167,000 and a number of our other general creditors at $0.11 for every $1.00 of their claim. To date, we have obtained settlement agreements with approximately 60% of all of our general creditors. We are offering to pay each remaining general creditor of the Company, the same $0.11 for every $1.00 of his, her or its claim. The $0.11 settlement amount represents the cash that is available to settle these claims after deducting cash necessary to pay administrative expenses and professional fees incurred during the wind down.

CERTAIN BUSINESS RISKS

      On December 21, 2001, the Company announced its decision to pursue an orderly wind down and cessation of its business operations. We project to have net liabilities in liquidation and do not expect to be able to generate any cash that could be returned to stockholders. We intend to continue to pursue opportunities to sell certain intangible assets during the wind down. As of April 8, 2002, there have been no offers for these intangible assets and consequently, we have been assigned no value to them in the Statement of Net Liabilities in Liquidation as of February 28, 2002.

      The Board of Directors and management engaged in a concerted effort to explore various strategic alternatives for the future of the Company, including its sale, prior to making the decision to begin the orderly wind down. These efforts did not result in the identification of a party that was prepared to provide capital or acquire the Company. The Board of Directors therefore concluded that the orderly wind down of the Company was the most prudent course of action. We have sold or disposed of all of our fixed and other tangible assets. We intend to continue to pursue opportunities to sell certain intangible assets during the wind down. As of April 8, 2002, there have been no offers for these intangible assets and consequently, we have assigned no value to them in the Statement of Net Liabilities in Liquidation as of February 28, 2002. The Company has recognized no revenue following the announcement to begin the orderly wind down. We may not be able to negotiate a settlement of all of the Company's obligations to its creditors. These include, without limitation, long-term contractual obligations associated with one remaining office lease, operating leases and other business agreements with third parties and trade payables with vendors.

STOCKHOLDERS ARE NOT EXPECTED TO RECEIVE ANY DISTRIBUTIONS AS PART OF THE COMPANY'S WIND DOWN.

THE COMPANY'S INTANGIBLE ASSETS MAY NOT BE SOLD.

      Although we intend to continue to pursue opportunities to sell certain intangible assets during the wind down, as of April 8, 2002, there have been no offers for these intangible assets and consequently, we have assigned no value to them in the Statement of Net Liabilities in Liquidation as of February 28, 2002. Sales of the Company's intangible assets will be made on such terms as are approved by the Board of Directors and may be conducted by competitive bidding, public sales or privately negotiated sales. The prices at which we will be able to sell these assets will depend largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, United States and foreign regulatory approvals, public market perceptions, and limitations on transferability of certain assets.

THE COMPANY EXPECTS TO RECOGNIZE NO REVENUE AFTER NOVEMBER 30, 2001.

THE COMPANY MAY NOT BE ABLE TO SETTLE ALL OF ITS REMAINING OBLIGATIONS TO CREDITORS.

      The Company has certain current and future obligations to creditors. These include, without limitation, long-term contractual obligations associated with one remaining office lease, operating leases and other business agreements with customers and other third parties and trade payables with vendors. As part of the wind down process, we will attempt to settle these remaining obligations with the Company's creditors. We cannot guarantee that we will be able to settle such obligations with each creditor. If we are unable to reach an agreement with a creditor, that creditor may choose to bring a lawsuit against the Company. Such litigation could delay or even prevent the Company from completing its intended wind down plan.

      Subsequent to February 28, 2002, we reached negotiated settlements with the landlord of our short-term office lease in Reading, England, the lessor of our capital leases, totaling approximately $167,000 and a number of our other general creditors at $0.11 for every $1.00 of their claim. To date, we have obtained settlement agreements with approximately 60% of all of our general creditors. We are offering to pay each remaining general creditor of the Company, the same $0.11 for every $1.00 of his, her or its claim. The $0.11 settlement amount represents the cash that is available to settle these claims after deducting cash necessary to pay administrative expenses and professional fees incurred during the wind down.

PART II:    OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS.

                  We have been named as a defendant in a lawsuit in the State of
            Florida. This lawsuit was filed on June 8, 2001 and is presently venued in the Circuit Court for the Twelfth Judicial Circuit in Sarasota County, Florida. John J. Medico, a former employee of ours, is the only plaintiff. We are the sole defendant. Mr. Medico alleges a breach of his separation agreement with us, claiming that we refused to allow him to exercise certain stock options between December 1999 and April 2000. He seeks an award of damages and costs. At this point, we have only exchanged written discovery requests. As part of the wind down, we will attempt to settle this claim for a nominal amount.


ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  None


            (b)   Reports on Form 8-K

                  None


                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PurchaseSoft, Inc.


Date:   April 15, 2002                        /s/ Donald S. LaGuardia
                                       ------------------------------------
                                       Name:  Donald S. LaGuardia
                                       Title: President and Chief Executive
                                              Officer


Date:   April 15, 2002                        /s/ Philip D. Wolf
                                       -------------------------------------
                                       Name:  Philip D. Wolf
                                       Title: Chief Financial Officer,
                                              Treasurer and Assistant Secretary