Form 10KSB
period 2002-05-31
PURCHASESOFT INC
filed 2002-10-24
CIK 727063

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of The Securities Exchange Act of 1934

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2002;
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 0-11791

PURCHASESOFT, INC.
(Name of Small Business Issuer in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-2897997 (IRS Employer ID No.)
7514 Girard Avenue Suite 1440 La Jolla, CA (Address of Principal Executive Offices)	92037 (Zip Code)
Issuer's Telephone Number, Including Area Code:	(858) 456-6608
Securities Registered Under Section 12(b) of the Exchange Act:	None
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

        Yes ☒ No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        Issuer's revenues for its most recent fiscal year: $199,035

        The aggregate market value of the common stock, par value $0.01 per share, held by non-affiliates of the Registrant (totaling 6,026,889 shares) was $30,134 as of October 15, 2002 (based upon the closing bid of the Registrant's common stock on the OTC Bulletin Board on October 15, 2002 of $0.005 per share). The term affiliates is deemed, for this purpose only, to refer only to directors, officers, and principal stockholders of the Issuer.

        State the number of shares outstanding in each of the issuer's classes of common equity, as of October 15, 2002.

Class	Outstanding
Common Stock, par value	33,287,267 shares
$0.01 per share

DOCUMENTS INCORPORATED BY REFERENCE

        No documents are incorporated by reference into this Annual Report on Form 10-KSB.

PurchaseSoft, Inc.
Annual Report on Form 10-KSB
May 31, 2002

Cross Reference Sheet

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

        These forward-looking statements may include expressions of interest in our software product, as well as the potential for future orders of our software product or new products that we may later introduce. Forward-looking statements are inherently uncertain. Our actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to risks and uncertainties.

        The forward-looking statements contained in this Annual Report on Form 10-KSB represent our judgment as of the date of this Annual Report, and you should not unduly rely on these statements.

PART I:

ITEM 1: DESCRIPTION OF BUSINESS

Overview

        On December 21, 2001, the Company announced that it was suspending its operations effective immediately and was commencing an orderly wind down of its operations. All employees were terminated except those involved in effecting the wind down. The Company continued to evaluate its strategic alternatives in order to salvage the value of its assets during the wind down.

        On July 31, 2002, L-R Global Partners, L.P., a Delaware limited partnership entered into a Stock Purchase Agreement with Steven A. Flagg and Thomas B. Marsh. Pursuant to the Purchase Agreement, Flagg and Marsh acquired 27,264,170 shares of common stock, par value $0.01 per share, of PurchaseSoft, Inc. Such shares constituted all of the shares of the Company held by L-R Global Partners, L.P.

        On August 5th, Steven Flagg and Thomas Marsh were elected as Directors and all of the previous members of the Board resigned as directors and officers of the Company. Immediately subsequent to the meeting, a second Board Meeting was convened, at such time Steven Flagg was appointed Chairman and President, and Thomas Marsh was appointed Secretary and Treasurer.

        As of October 15, 2002, the Company is continuing the wind down commenced last December 21, 2001 as several liabilities remain outstanding that substantially exceed the Company's remaining assets. The Company has not sold or licensed its intellectual property.    An assessment of the Company's customer base and product is underway and a plan for restarting the Company is being prepared for consideration by the Board. In the event all or most of the remaining liabilities are settled, the Board will consider this plan and all other alternatives for rebuilding the value of the Company's shares.

Our History

        PurchaseSoft began operations as a management consulting firm specializing in "best practices" for purchasing and materials management in 1977. In 1985, we sensed the market need for an automated purchasing software package and, under the name of Greentree Software, Inc., introduced our first software product for purchasing materials management for use on IBM compatible PCs.

        Since that time, we continued to offer leading edge software solutions by adapting the latest technology and incorporating procurement best practices and knowledge gained from successful customer implementations. In October 1999, we released our a Web-based software solution, written in JAVA and HTML, which provides operational support for an organization's strategic procurement and e-commerce needs.

        While the product benchmarked well against the larger and more entrenched ERP and procurement solutions, the Company was unable to get sufficient traction in the market to remain viable. In December 2001, in the face of 9/11 and the general downturn in the economy and IT spending, the Company elected to discontinue operations.

        As a part of the wind down effort, all customer maintenance contracts were terminated and there are currently no warranty or maintenance liabilities with former PurchaseSoft customers.

        We registered with the United States Patent and Trademark Office the trademark "PurchaseSoft®" for our purchasing and materials management software product. At October 15, 2002, the registration is still valid and our rights to PurchaseSoft intellectual property have not been sold as part of the wind down effort.

        The Board of Directors and management engaged in a concerted effort to explore various strategic alternatives for the future of the Company, including its sale, prior to making the decision to begin the orderly wind down. These efforts did not result in the identification of a party that was prepared to provide capital or acquire the Company. The Board of Directors therefore concluded that the orderly wind down of the Company was the most prudent course of action. We have sold or disposed of all of our fixed and other tangible assets. We intend to continue to pursue opportunities to sell certain intangible assets during the wind down. As of October 15, 2002, there have been no offers for these intangible assets and consequently, we have assigned no value to them in the Statement of Net Liabilities in Liquidations.

        The Company has recognized no revenue following the announcement to begin the orderly wind down. We may not be able to negotiate a settlement of all of the Company's obligations to its creditors. These include, without limitation, long-term contractual obligations associated with one remaining office lease, and other business agreements with third parties and trade payables with vendors.

        As of October 15, 2002, we had no employees, no contractors, no office space and no personal property. Administration of the wind down effort and all of the Company's records had been transferred to the offices of Steven Flagg and Thomas Marsh in La Jolla California.

Risk Factors

        Stockholders and prospective purchasers of our common stock should carefully consider the following risk factors in addition to the other information appearing in this Annual Report on Form 10-KSB.

Stockholders are not expected to receive any distributions as part of the Company's wind down.

The Company's intangible assets may not be sold.

        Although we intend to continue to pursue opportunities to sell certain intangible assets during the wind down, as of October 15, 2002, there have been no offers for these intangible assets and consequently, we have assigned no value to them in the Statement of Net Liabilities in Liquidation. Sales of the Company's intangible assets will be made on such terms as are approved by the Board of Directors and may be conducted by competitive bidding, public sales or privately negotiated sales. The prices at which we will be able to sell these assets will depend largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, United States and foreign regulatory approvals, public market perceptions, and limitations on transferability of certain assets.

The Company expects to recognize no revenue after November 30, 2001.

The Company may not be able to settle all of its remaining obligations to Creditors.

        The Company has certain current and future obligations to creditors. These include, without limitation, long-term contractual obligations associated with one remaining office lease and other business agreements with other third parties and trade payables with vendors. As part of the wind down process, we will attempt to settle these remaining obligations with the Company's creditors. We cannot guarantee that we will be able to settle such obligations with each creditor. If we are unable to reach an agreement with a creditor, that creditor may choose to bring a lawsuit against the Company. Such litigation could delay or even prevent the Company from completing its intended wind down plan.

        As of October 15, 2002 we have reached settlements with most of our other general creditors. To date, we have obtained settlement agreements with all but three creditors. We are offering to pay each remaining general creditor of the Company, the same $0.08 for every $1.00 of his, her or its claim.

We need additional capital to operate our business and a failure to raise this capital or find new sources of revenue will result in completing the liquidation of the Company.

        The Company has substantially completed a wind down of operations and unless certain conditions are met the Company will complete the liquidation and cease to exist. One of the primary conditions will be the availability of financing for any plan to continue operations. Financing may not be available on terms that are favorable to us, or at all. Failure to settle the remaining liabilities will impair our ability to implement any business plan and may result in an inability to continue operations.

We have a history of losses, will probably continue to incur net losses and may never be profitable.

        We had a net loss of approximately $6,305,612 for the fiscal year ended May 31, 2002 (period from June 1, 2001 to November 30, 2001). We have experienced ongoing losses from operations and expect that these losses will continue as we currently are in wind down and have no source of revenue.

Our management team has limited experience with us and may not be successful.

        Our management has a very limited history in operating PurchaseSoft and we cannot be assured that our management team will be successful in completing the wind down successfully and finding new opportunities to build shareholder value.

If we are unable to hire and retain the skilled personnel that we need, the implementation of any business plan and any future growth could slow or halt.

        We have no management team or personnel. Our ability to generate revenues and our future success may depend upon our ability to attract and retain skilled personnel.

Before we are able to begin to restart business operations, our products may become obsolete.

        The market for our software products is characterized by rapid technological advances, constantly evolving industry standards, changing end-user requirements, and frequent new product introductions and/or enhancements. The introduction of new products by our competitors, the market acceptance of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete and unmarketable. If our products become technologically obsolete, we may be unable to sell our products in the marketplace and generate revenues.

Our prospects could be jeopardized if we are unable to protect our intellectual property or become subject to intellectual property rights litigation, which could require us to incur significant costs.

        We rely on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other industry standard methods for protecting ownership of our proprietary software and business practices. In spite of these precautions, the possibility exists that an unauthorized third party will copy or reverse-engineer portions of our products or obtain and use information that we regard as proprietary.    Any lawsuits regarding intellectual property rights could impair our ability to restart the Company.

There may be future sales of a substantial amount of our common stock that could cause our stock price to fall.

        Our common stock is traded on the National Association of Securities Dealers OTC Bulletin Board®. Our common stock has historically been highly illiquid. Steven A. Flagg and Thomas B.

Marsh, who serve on our Board of Directors, one of whom is President, in the aggregate owned approximately 81% of our common stock as of October 15, 2002. If either of these directors were to sell even a small portion of their total shares in a short time, the market price of our common stock would likely decline dramatically. Further, sales of a substantial number of shares of our common stock by any holder in a short time would likely cause the market price of our common stock to decrease significantly. In addition, the sale of any of these shares may impair our future ability to raise capital through the sale of additional stock.

Your ability to influence the outcome of key transactions is limited because we are controlled by two major stockholders.

        The two directors of the Company, one of whom is our President, in the aggregate owned approximately 81% of our common stock as of October 15, 2002. The these two directors have enough voting power to approve or disapprove any matters that are determined by a majority vote of our stockholders, which severely limits your ability to influence PurchaseSoft through voting your shares.

If a public trading market for shares of our common stock is not maintained, you may not be able to sell shares of our common stock.

        Although shares of our common stock are presently quoted on the OTC Bulletin Board, we cannot assure you that they will continue to be quoted in the future. Furthermore, in contrast to stock that is quoted on the NASDAQ National Market or traded on a national securities exchange, as a result of our stock being quoted on the OTC Bulletin Board, stockholders may:

  •
  find it more difficult to obtain accurate and timely quotations regarding the bid and asked prices for our common stock;

  •
  experience greater spreads between bid and asked prices;

  •
  be charged relatively higher transactional costs when buying or selling our common stock; and

  •
  encounter more difficulty in effecting sales or purchases of common stock.

Because shares of our common stock are not listed on a national securities exchange or quoted on the NASDAQ National Market, we face increased costs in complying with securities laws.

        While securities listed on the NASDAQ National Market System or national securities exchanges are in many cases exempt from the registration requirements of state securities laws, securities traded on the OTC Bulletin Board must comply with the registration requirements of state securities laws, which increases the time and costs associated with complying with state securities laws when raising capital. We cannot assure that this cost of compliance will not have a material adverse effect on the viability of the Company.

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

ITEM 2: DESCRIPTION OF PROPERTY

        The balance of the wind down administration is being conducted from the offices of Marsh+Flagg. As of October 15, 2002 the Company's mailing address is 7514 Girard Avenue, Ste 1440, La Jolla, California. All of the books and records of the Company have been transferred to Marsh+Flagg's offices. The Company maintains no other locations and as of October 15, 2002 had no other personal property.

ITEM 3: LEGAL PROCEEDINGS

        We have been named as a defendant in a lawsuit in the State of Florida. This lawsuit was filed on June 8, 2001 and is presently venued in the Circuit Court for the Twelfth Judicial Circuit in Sarasota County, Florida. John J. Medico, a former employee of ours, is the only plaintiff. We are the sole defendant. Mr. Medico alleges a breach of his separation agreement with us, claiming that we refused to allow him to exercise certain stock options between December 1999 and April 2000. On October 10th, 2002, the Company and Mr. Medico agreed to settle this claim for $2,500.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended May 31, 2002.

PART II:

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        Our common stock is listed for quotation under the symbol "PURC" on the National Association of Securities Dealers OTC Bulletin Board®. The following table sets forth the range of high and low bid quotations of the common stock during the two fiscal years ended May 31, 2002 and May 31, 2001 as reported by OTC Bulletin Board®.

	Bid
Period
	High	Low
Fiscal Year Ended May 31, 2002
First Quarter	$1.93	$0.64
Second Quarter	$1.45	$0.35
Third Quarter	$0.42	$0.01
Fourth Quarter	$0.03	$0.01
Fiscal Year Ending May 31, 2001
First Quarter	$3.06	$1.81
Second Quarter	$4.62	$1.90
Third Quarter	$2.75	$1.43
Fourth Quarter	$1.75	$0.59

        The closing bid price of the common stock on October 15, 2002 on the OTC Bulletin Board® was $0.005 per share.

HOLDERS

        As of October 15, 2002, there were approximately 400 holders of record of PurchaseSoft's common stock. We believe that, as of October 15, 2002, there were approximately 2,200 beneficial owners of PurchaseSoft's common stock.

DIVIDENDS

        We have never paid cash dividends on our common stock nor does our Board of Directors anticipate that we will pay cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

        On July 31, 2002, L-R Global Partners, L.P., a Delaware limited partnership entered into a Stock Purchase Agreement with Steven A. Flagg and Thomas B. Marsh. Pursuant to the Purchase Agreement, Flagg and Marsh acquired 27,264,170 shares of common stock, par value $0.01 per share, of PurchaseSoft, Inc. Such shares constituted all of the shares of the Company held by L-R Global Partners, L.P.

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

        We have recognized no revenue following the announcement to begin the orderly wind down. We may not be able to negotiate a settlement of all of the Company's obligations to its creditors. These include, without limitation, long-term contractual obligations associated with one remaining office lease, other business agreements with third parties and trade payables with vendors.

Liquidity and Capital Resources

        As of May 31, 2002, net liabilities in liquidation were $207,780. Cash and cash equivalents were $63,972. Our primary cash needs are for administrative expenses and professional fees to wind down the Company's affairs, negotiate settlements with creditors and make required SEC filings.

        On April 8, 2002, the company's two remaining employees were terminated in conjunction with the substantial completion of our wind down plan. The agreements we have with these two individuals provide that they be available to assist with inquiries and continue to negotiate settlements with creditors as independent contractors.

        Subsequent to May 31st, 2002, we were able to negotiate settlements with all but three remaining creditors: an investment banking agreement, one trade payable and an office lease with Office Associates in New Jersey. Our settlements since the commencement of wind down have averaged $0.11 for every dollar of each claim. We will continue to seek settlements for those liabilities. We are offering to pay each remaining general creditor of the Company, $0.08 for every $1.00 of his, her or its claim. The $0.08 settlement amount represents the cash that is available to settle these claims after deducting cash necessary to pay administrative expenses, professional fees and SEC filing costs incurred during the balance of the wind down.

ITEM 7: FINANCIAL STATEMENTS

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
of PurchaseSoft, Inc.

        We have audited the statement of net liabilities in liquidation of PurchaseSoft, Inc. as of May 31, 2002, and the related statements of changes in net liabilities in liquidation for the period from December 1, 2001 to May 31, 2002. We also have audited the statements of operations, changes in stockholders' equity, and cash flows for the period from June 1, 2001 to November 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for year ended May 31, 2001 were audited by other auditors whose report dated July 3, 2001, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 1 to the financial statements, the Board of Directors of approved a plan of liquidation on December 21, 2001, and the Company began liquidation immediately. As a result, the Company changed its basis of accounting for periods after November 30, 2001, from the going concern basis to the liquidation basis.

        In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the net liabilities in liquidation of PurchaseSoft, Inc. as of May 31, 2002, the changes on net liabilities in liquidation for the period from December 1, 2001 to May 31, 2002, and the results of its operations and its cash flows for the period from June 1, 2001 to November 30, 2001, in conformity with accounting principles generally accepted in the United States of America applied on the bases of accounting described in the preceding paragraph.

/s/Harold Y Spector, CPA
Pasadena, California
October 16, 2002

PURCHASESOFT, INC.
STATEMENT OF NET LIABILITIES IN LIQUIDATION

May 31, 2002

ASSETS
Cash and cash equivalents	$63,972

LIABILITIES
Accounts payable	99,378
Accrued expenses	50,000
Obligations under operating leases	122,374

271,752
NET (LIABILITIES) IN LIQUIDATION	$(207,780)

PURCHASESOFT, INC.
STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION

For Period from December 1, 2001 to May 31, 2002

Net assets as of November 30, 2001	$1,989,435
Adjustments to reflect liquidation basis of accounting	(3,705,699)

Net (liabilities) in liquidation as of November 30, 2001	(1,716,264)
Changes in net liabilities in liquidation	1,508,484

Net (liabilities) as of May 31, 2002	$(207,780)

PURCHASESOFT, INC.
STATEMENT OF OPERATIONS

	For Period from June 1, 2001 to November 30, 2001	For Year ended May 31, 2001
Revenue
Products	$—	220,359
Services	199,035	383,521

	199,035	603,880
Costs and expenses
Cost of product revenue	14,000	14,000
Cost of service revenue	465,044	917,626
Sales and marketing	2,086,114	1,814,521
General and administrative	1,447,184	2,983,376
Research and development	2,514,006	3,090,457

Total costs and expenses	6,526,348	8,819,980
Operating (loss)	(6,327,313)	(8,216,100)

Other Income(expense):
Interest income	46,082	205,360
Interest expense	(24,381)	(428,824)

	21,701	(223,464)
Net (loss)	$(6,305,612)	(8,439,564)

Loss per share-basic and diluted	$(0.20)	$(0.57)

Weighted average number of shares	31,713,927	14,895,810

PURCHASESOFT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period from June 1, 2001 to November 30, 2001 and for the Year ended May 31, 2001

	Common Stock
			Additional Paid-in capital	Deferred Stock-based compensation	Accumulated Deficit	Treasury Stock
	Shares	Amount					Total
Balance at May 31, 2000	14,730,549	$147,305	$28,575,283	$0	$(28,502,653)	$(89,032)	$130,903
Non-statutory stock options issued for services	—	—	486,628	(159,722)	—	—	326,906
Common stock issued upon conversion of debt	11,883,873	118,839	10,338,969	—	—	—	10,457,808
Common stock issued for services	66,787	668	89,332	—	—	—	90,000
Common stock issued upon exercise of stock option	181,308	1,813	116,224	—	—	—	118,037
Common stock issued upon exercise of warrants	126,388	1,264	79,952	—	—	—	81,216
Net (loss)	—	—	—	—	(8,439,564)	—	(8,439,564)

Balance at May 31, 2001	26,988,905	269,889	39,686,388	(159,722)	(36,942,217)	(89,032)	2,765,306
Shares adjustment	(3,789)	(38)	(1,894)	—	—	—	(1,932)
Non-statutory stock options issued for services	—	—	8,332	(8,332)	—	—	—
Amortization of deferred compensation	—	—	—	168,054	—	—	168,054
Common stock issued upon exercise of stock option	5,000	50	4,165	—	—	—	4,215
Common stock issued in rights offering	6,297,151	62,972	5,294,500	—	—	—	5,357,472
Net (loss)	—	—	—	—	(6,305,612)	—	(6,305,612)

Balance at November 30, 2001	33,287,267	$332,873	$44,991,491	$0	$(43,247,829)	$(89,032)	$1,987,503

PURCHASESOFT, INC.
STATEMENT OF CASH FLOWS

	Period from June 1, 2001 to November 30, 2001	Year ended May 31, 2001
Cash Flows from Operating Activities
Net (loss)	$(6,305,612)	$(8,439,564)
Adjustments to reconcile net (loss) to net cash (used by) operating activities:
Depreciation and amortization	137,492	190,002
Loss on disposal of assets	34,552	1,277
Provision for bad debt	3,981	7,988
Accrued expenses converted into equity	—	457,808
Stock issued for services	—	90,000
Options granted for services	168,054	326,906
(Increase) decrease in:
Accounts receivable	100,877	(115,106)
Prepaid expenses and other assets	94,419	(2,728)
Increase (decrease) in:
Accounts payable and accrued expenses	(129,180)	380,360
Deferred revenue	39,738	(18,069)

Net cash flow (used by) operating activities	(5,855,679)	(7,121,126)
Cash Flows from Investing Activities
Purchase of property and Equipment	(202,514)	(545,202)
Proceeds from sale of fassets	—	1,800
Additions to security deposits	(268)	(49,490)

Net cash flow (used by) investing activities	(202,782)	(592,892)
Cash Flows from Financing Activities
Proceeds from exercise of options/warrants	4,215	199,253
Proceeds from issuance of common stock in rights offering	3,357,472	—
Proceeds from issuance of notes payable	2,000,000	5,000,000
(Payments) of capital leases	(56,839)	(118,853)

Net cash flow provided by financing activities	5,304,848	5,080,400
Net (decrease) in cash and cash equivalents	(753,613)	(2,633,618)
Cash and cash equivalents at beginning of period	2,358,688	4,992,306

Cash and cash equivalents at end of period	$1,605,075	$2,358,688

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,381	$28,550
Supplemental schedule of noncash investing and financing activities:
Capital lease obligation incurred for property and equipment	$—	$249,829
Conversion of notes payable into common stock	$—	$10,000,000

NOTE 1—NATURE OF OPERATIONS AND BASIS OF ACCOUNTING

        PurchaseSoft, Inc. (the "Company") was historically an emerging provider of strategic e-procurement and B2B solutions to medium and large organizations worldwide. PurchaseSmart™ is the Company's flagship e-procurement product.

        On December 21, 2001, the board of directors of the Company approved to wind down the operations of the Company, which includes salvaging the value of its assets during the wind down. As a result, the liquidation basis of accounting and financial statement presentation was adopted from December 1, 2001. The liquidation basis of accounting requires the Company to accrue an estimate for all liabilities related to expenses to be incurred during the wind down period. Additionally, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts. The estimated net realizable value of assets represents management's best estimated of the recoverable value of the assets, net of selling expenses, and without consideration for the effect that the settlement of any litigation may have on the value of the assets.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Use of Estimates    The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

        Revenue Recognition    The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9. The Company recognizes software license revenue at the point when evidence of an arrangement exists, the software products have been shipped, there are not uncertainties surrounding product acceptance, the fees are fixed or determinable and collection of the related receivable is considered probable. In multiple-element software arrangements that include rights to multiple software products, maintenance or services, the Company allocates the total arrangement fee using the residual method. Under the residual method, the fair value of the undelivered maintenance and services elements, as determined based on vendor-specific objective evidence, is deferred and the remaining (residual) arrangement is recognized as software product revenue. Service revenues are comprised of revenues derived from software maintenance agreements and professional services. Maintenance fees are recorded as deferred revenue and recognized ratable over the maintenance period, which is usually twelve months. Professional service revenue is recognized as the services are performed.

        Cash Equivalents    For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

        Property and Equipment    Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets, generally 5 to 7 years. Leasehold improvements are amortized over the shorter of the asset life or the life of the lease. Depreciation expense was $137,492 for period from June 1, 2001 to November 30, 2001, and was $190,002 for year ended May 31, 2001.

        Research and Development    The Company is engaged in research and development activities in the area of computer software. In accordance with generally accepted accounting principles, costs incurred prior to determination of technological feasibility are considered research and development and expensed as incurred. Technological feasibility is determined after a working model has been completed. During the period from June 1, 2001 to November 30, 2001, the Company's research and development costs primarily relate to software development during the period prior to technological feasibility and have been charged to expense as incurred. Costs otherwise capitalizable after technological feasibility is achieved have also been expensed because they have been insignificant.

        Stock-based Compensation    The Company accounted for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (APO) No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS No. 123 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 96-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

        Income Taxes    Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

        Advertising Costs    All advertising costs are expensed as incurred. Advertising expense was $111,424 for the period from June 1, 2001 to November 30, 2001 and $1,349 for the year ended May 31, 2001.

        Fair Value of Financial Instruments    The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

        Derivatives    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, which was issued in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The Company currently does not use derivative financial products for hedging or speculative purposes and as a result, does not anticipate any impact on the Company's financial statements.

        Loss Per Common Share    The Company accounts for income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires that presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Shares excluded from diluted loss per share totaled 25,000 for period from June 1, 2001 to November 30, 2001 and 3,915,465 for year ended May 31, 2001.

        Recent Accounting Pronouncements    In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

        In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement updates, clarifies and simplifies existing accounting pronouncements. The provisions of this Statement related to the rescission of Statement No. 4 are to be applied for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified, as an extraordinary item in prior periods presented that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item should be reclassified. Provisions of the Statement related to the amendment of Statement No. 13 should be applied for transactions occurring after May 15, 2002, and all other provisions should be applied for financial statements issued on or after May 15, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

        SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued and establishes accounting and reporting standards for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed." SFAS No. 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Accordingly, the statement was effective for the Company for the fiscal quarter beginning January 1, 2002 and it did not have an impact on its financial position.

        SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes the adoption of the statement will not have a material effect on the Company's financial statements.

NOTE 3—CESSATION OF BUSINESS

        On December 21, 2001, the Company announced that it was suspending its operations effectively immediately and was commencing an orderly wind down of its operations. All employees were terminated except those involved in effecting the wind down. Management believes that disposal of the Company's assets in an orderly wind down taking approximately six to twelve months will yield enough cash to pay all of the general creditors on a pro rata division of the Company's available cash. Creditors are being offered at eleven cents on every dollar of the amount owned. Negotiations with unsecured and secured creditors have been successful and management believes that bankruptcy proceedings will be avoided.

NOTE 4—ADJUSTMENTS OF ESTIMATED VALUES

        Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. The initial adjustment increased net liabilities by $3,705,699 from net asset of $1,989,435 to net liabilities of $1,716,264, as follows:

	Historical Basis	Estimated Liquidation Value
Cash	$1,605,075	$1,605,075
Customer accounts	14,969	—
Prepaid expense and other assets	397,648	335,861
Property and equipment	1,092,830	160,000
Unsecured vendor accounts	(297,424)	(352,616)
Capital lease obligations	(166,599)	(166,599)
Accrued expenses	(582,514)	(3,297,985)
Deferred revenue	(74,550)	—

	$1,989,435	$(1,716,264)

NOTE 5—INCOME TAXES

        Since gains and losses from liquidating activities are taxable and deductible when they are realized, the tax bases of assets and liabilities differ from their estimated liquidation values. A deferred tax liability is recognized for the basis difference, and a deferred tax asset is recognized for carryforwards, as follows:

	2002	2001
Operating loss carryforwards	14,820,000	7,020,000
Other temporary differences, net	450,298	115,000
Valuation allowance	(15,270,298)	(7,135,000)

Net deferred tax asset	$—	$—

        At May 31, 2002, net federal operating losses of approximately $38 million are available for carry forward against future years' taxable income and expire at various times from 2003 through 2022. The Company's ability to utilize its federal net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

NOTE 6—STOCKHOLDERS' EQUITY

        During the fiscal years ended May 31, 2002 and 2001, the following equity placements occurred:

Fiscal year ended May 31, 2002

        In June 2001, the Company issued 5,000 shares of the Company's common stock upon the exercise of employee stock options at $0.84 per share.

        On July 31 2001, the Company granted non-transferable rights to its stockholders of record on the record date established in connection with the rights offering to purchase up to an aggregate of 12,000,000 shares non-transferable rights to purchase of the Company's common stock at $0.88 per share. Each stockholder received 0.41 rights or such other number as the President of the Company may determine such that the aggregate proceeds from the offering will be not more than $10,000,000 for each share of common stock held on the record date. Upon the closing of rights offering on September 7, 2001, the Company had issued 6,297,151 shares of its common stock and raised $3.3 million, net of offering expense of $200,000.

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

        On May 31, 2001, the Company converted the L-R Global Partners, L.P. ("L-R Global"), a majority shareholder, demand promissory notes and accrued interest, totaling $10,457,808 into 11,883,873 shares of the Company's common stock with a par value of $0.01. This conversion was done pursuant to the conversion agreement the Company entered into with L-R Global on April 12, 2001. The Company agreed to convert this debt and accrued interest into common shares using the last reported sale price of the company's common stock on April 12, 2001, which was $0.88 per share.

NOTE 7—STOCKS OPTIONS AND WARRANTS

Stock Options

        The Company maintains two Stock Option Plans, the 1997 Stock Option Plan and the 1994 Stock Option Plan, under which stock options can be granted to consultants, key employees, directors, and officers of the Company. Generally, options granted vest over a period of between two to three years and expire five to ten years from the date of grant and are issued with an exercise price equal to the market value of the Company's common stock on the date of grant. As of May 31, 2002, there were no option shares outstanding under the Plans since all employees were terminated.

        The summary of outstanding options under the plan is as follows:

	1994 Plan	1997 Plan	Total	Weighted Average Exercise Price
Outstanding at May 31, 2000	33,333	2,412,464	2,445,797	$2.04
Granted	—	2,127,500	2,127,500	1.67
Exercised	—	(181,308)	(181,308)	(0.65)
Expired and Cancelled	—	(851,324)	(851,324)	(3.18)

Outstanding at May 31, 2001	33,333	3,507,332	3,540,665	1.62
Granted	—	427,500	427,500	0.82
Exercised	—	(5,000)	(5,000)	(0.84)
Expired and Cancelled	(33,333)	(3,929,832)	(3,963,165)	(1.54)

Outstanding at May 31, 2002	—	—	—	$—

Stock Warrants

        As of May 31, 2002 and 2001, the Company had a total of 25,000 and 374,800 outstanding warrants, respectively, for the purchase of the Company's common stock. Exercise prices ranged from $0.96 to $3.47 per share, with the price of certain warrants subject to adjustment for anti-dilution provisions. Warrants expire at various times from October 2001 through February 2005. At May 31, 2002, all warrants are "out of the money".

        A summary of the status of the Company's warrants as of May 31, 2002 and 2001, and changes during the year then ended is presented below:

	2002		2001
	Number of Warrants	Weighted Average Exercise Price Per Share	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	374,800	$1.18	374,800	$1.18
Expired	(349,800)	(1.02)	—	—

Outstanding at end of year	25,000	$3.47	374,800	$1.18

Exercisable at end of year	25,000	$3.47	374,800	$1.18

NOTE 8—RELATED PARTY TRANSACTION

        On July 18, 2001, the Company borrowed $2 million from L-R Global and signed a demand promissory note in return. On August 28, 2001, L-R Global cancelled the note as partial payment towards its irrevocable subscriptions of its rights in the rights offering disclosed in Note 6.

NOTE 9—LITIGATION

        The Company is named as a defendant in a lawsuit by a former employee. The suite alleges a breach of his separation agreement with the Company, claiming that the Company refused to allow him to exercise certain stock options between December 1999 and April 2000. The lawsuit seeks an award of damages and costs. On August 16, 2002, the parties reached an agreement in principle to settle the case for a payment of $2,500 to the former employee by the Company. The settlement amounts are included in the accrued expenses.

        On April 12, 2002, another former employee of the Company filed suit against the Company and certain Company employees alleging fraudulent misrepresentation, negligent misrepresentation, breach of employment contract and breach of covenants of good faith and fair dealing. This former employee sought damages for three years of lost compensation pursuant to an employment contract allegedly arising from the vesting schedule of the employee's stock option plan. Since the employee failed to serve the defendants as required by the Massachusetts Rules of Civil Procedures and the complaint was dismissed without prejudice on July 22, 2002. While the applicable stature of limitations has not expired for these alleged claims, the likely outcome of this lawsuit cannot be assessed.

NOTE 10—MAJOR CUSTOMERS

        During the period from June 1, 2001 to November 30, 2001, two customers accounted for $189,342 or 95.1% of total revenues.

Customer A	45.9%
Customer B	49.2%

        During the fiscal year ended May 31, 2001, one customer accounted for $162,735 or 48.2% of total revenues.

NOTE 11—EXPORT SALES

        During the period from June 1, 2001 to November 30, 2001, export sales to England accounted for $91,342 or 45.9% of total revenues.

        During the fiscal year ended May 31, 2001, export sales accounted for $488,412 or 80.9% of total revenues, consisting of the following territories:

United Kingdom	75.5%
Canada	5.4%

NOTE 12—SUBSEQUENT EVENT

        In July 31, 2002, the majority stockholder of the Company sold all of its shares in the Company (approximately 82% of the Company's outstanding shares) to two individuals for $10,000. The Company is not aware of the source of the purchasers' funds.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        As disclosed in the Company's 8-K filing on October 15th, 2002, the Company dismissed PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") as its independent accountants. The Registrant's Board of Directors participated in and approved this dismissal.

        The Registrant has engaged Spector & Wong, LLP as its new independent accountants. During the two most recent fiscal years and through October 7, 2002 the Registrant has not consulted with Spector & Wong, LLP regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and either a written report was provided to the Registrant or oral advice was provided that Spector & Wong, LLP concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue.

PART III:

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

        The following table sets forth our directors and executive officers as of October 15, 2002, their ages and the positions held by them:

Name	Age	Position with Company	Year Became Officer or Director
Steven A. Flagg	44	President and Director	2002
Thomas B. Marsh	48	Treasurer and Secretary	2002

        STEVEN A. FLAGG has served as President and Chairman and as a member of our Board of Directors since August 5th, 2002. Mr. Flagg is Managing Partner and co-founder of Marsh+Flagg, a merger and acquisition advisory firm in La Jolla, California. Prior to Marsh+Flagg, Flagg was an active individual investor and turnaround consultant to early stage technology companies, including Findcom, Purchasesoft, and PointPoint.Com. Flagg moved to La Jolla from Paris after several successful management assignments building international sales and consulting operations for companies such as Knowledgeware and Sterling Software. At Sterling, Flagg served as VP of Business Development for International where he led European M&A activity. Flagg built the international business of financial software provider SS&C. SS&C completed a $50 million IPO led by Hambrecht and Quist and Alex Brown. Prior to Paris, Flagg was a successful software sales executive in NYC working for University Computing Company (acquired by CA), Oracle and Knowledgeware. Flagg graduated from SUNY Brockport NY with a major in business and sociology.

        THOMAS B. MARSH has served as Secretary and Treasurer and as a member of our Board of Directors since August 5th, 2002. Mr. Marsh is a Managing Partner and co-founder of Marsh+Flagg. Marsh+Flagg is a merger and acquisition advisory firm with offices in La Jolla & Newport Beach, California and Stuttgart Germany. The firm provides financing, merger & acquisition advisory services. Marsh is responsible for client development, strategic planning, consulting, debt financings and relationships with Marsh+Flagg's debt partners and sources. Marsh brings startup, turnaround, operations, acquisition and consulting experience to the firm from a number of industries. Marsh attended Williams College with a major in economics.

FAMILY RELATIONSHIPS

        There are no family relationships among any of the directors or executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors and certain of our officers and persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in ownership to the Securities and Exchange Commission and to us. Specific due dates have been established and we are required to report in this Annual Report on Form 10-KSB any failure to file by these dates during the fiscal year ended May 31, 2002. Based on our review of copies of these reports, the forms available to us by the previous management of the Company were filed in a timely manner.

ITEM 10: EXECUTIVE COMPENSATION

Summary Compensation Table

        The table below sets forth information regarding executive compensation for the fiscal years ended May 31, 2002, 2001, and 2000 of our Chief Executive Officers and our other most highly compensated executive officers whose compensation for fiscal 2002 exceeded $100,000.

			Annual Compensation			Long Term Compensation Awards Options (#)
Name and Principal Position							All Other Compensation ($)
	Year		Salary ($)		Bonus ($)
Donald L. LaGuardia President and Chief Executive Officer	2002 2001 2000	(1)		— — —	— — —	— 400,000 80,000	$ $	102,083 341,048 —	(3) (4)
Terry J. Bartz Chief Operating Officer, General Counsel and Secretary	2002 2001 2000		$ $ $	146,900 128,633 100,150	$52,750 — —	— 250,000 —	$ $ $	11,301 3,849 1,630	(5) (6) (6)
Philip D. Wolf Chief Financial Officer, Treasurer and Ass't. Secretary	2002 2001 2000		$ $ $	153,058 129,593 100,630	$25,000 — —	— 200,000 —	$ $ $	11,373 3,830 1,644	(7) (6) (6)
P. Gopalakrishnan Sr. Vice President and CTO	2002 2001 2000		$ $	n/a 124,510 42,550	n/a — —	n/a 75,000 125,000	$ $	n/a 17,371 1,771	(8) (6)
Jeffrey B. Pinkerton President and Chief Executive Officer	2002 2001 2000	(2)	$ $ $	112,152 165,720 160,360	— — —	— — 320,113	$ $ $	31,111 9,518 10,880	(9) (10) (11)

(1)
Mr. LaGuardia was appointed Chief Executive Officer by the Board of Directors on August 14, 2000 and resigned effective August 5th, 2002.

(2)
See the section "Executive Officers and Directors" for information as to the offices held by Mr. Pinkerton in fiscal 2000 and his subsequent appointment as Vice Chairman and Chief Product Strategist effective August 14, 2000. Mr. LaGuardia succeeded Mr. Pinkerton in the offices of President and Chief Executive Officer effective August 14, 2000.

(3)
Represents $102,083 in cash compensation paid to L-R Global Managers for the services of Mr. LaGuardia.

(4)
Represents $51,042 in cash compensation paid to L-R Global Managers for the services of Mr. LaGuardia. Also includes $290,006 in non-cash compensation charges associated with two non-statutory stock option grants issued to Mr. LaGuardia.

(5)
Represents a $8,671 severance payment and a $2,630 contribution to employee's 401K account.

(6)
Represents contribution to employee's 401(k) account.

(7)
Represents a $8,726 severance payment and a $2,647 contribution to employee's 401K account.

(8)
Represents a $417 automobile allowance, $1,879 contribution to employee's 401(k) account and $15,075 in accrued severance and vacation payments.

(9)
Represents a $3,680 consulting fee, a $25,000 severance payment and a $2,431 contribution to employee's 401K account.

(10)
Represents a $5,200 automobile allowance and a $4,318 contribution to employee's 401K account.

(11)
Represents a $7,800 automobile allowance and a $3,080 contribution to employee's 401K account.

(12)
Mr. Bartz joined PurchaseSoft in May 1999 as Vice President, General Counsel and Corporate Secretary and was appointed Chief Operating Officer in May 2001.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

        No option was granted to the officers during the fiscal year ended May 31, 2002.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

        Officers did not exercise any options during the fiscal year ended May 31, 2002, and there are no unexercised options held at the end of such fiscal year by the officers as all options were cancelled.

EXECUTIVE EMPLOYMENT AGREEMENTS

        On August 15, 2000, we entered into a management consulting agreement with Donald S. LaGuardia, to become our President and Chief Executive Officer. Mr. LaGuardia is a related party due to his relationship with L-R Global, where he is a partner. This agreement provided for an initial term of six months with an automatic extension on a month-to-month basis. Under the initial term, Mr. LaGuardia was granted a non-statutory stock option to purchase 150,000 shares of our common stock. These shares have an exercise price of $2.69 per share, were fully vested on the date of grant and have a term of five years. He also received reimbursement for all reasonable out of pocket expenses relating to housing and transportation. On April 24, 2001, Mr. LaGuardia was granted another non-statutory stock option for 250,000 shares of our common stock. These shares have an exercise price of $0.65 per share, have a term of five years, were vested one-third on the date of the grant, will vest an additional one-third on April 24, 2002 and will vest the final one-third on April 24, 2003. On August 3, 2001, we accelerated the vesting on the unvested two-thirds of these shares, so that all 250,000 shares were fully vested. Since Mr. LaGuardia is employed by L-R Global, we are required under generally accepted accounting principles to treat his option grants as issued to a non-employee. Upon the expiration of the initial term of the management consulting agreement, we agreed to an extension for another six-month term, under the same terms and conditions, except that we agreed to make monthly payments of $14,583 to L-R Managers, LLC for the services of Mr. LaGuardia. The renewal term covers the period of February 16, 2001 through his resignation on August 5th, 2002..

        On January 25, 2001 we entered into a new agreement with Jeffrey Pinkerton, our Vice Chairman and Chief Product Strategist for a term of one year. This agreement replaced the prior agreement with Mr. Pinkerton, which was dated April 1, 1998. Mr. Pinkerton's current annual base salary is $165,720, subject to review and increase by our Board of Directors. This agreement was terminated.

DIRECTOR COMPENSATION

        At the current time, our directors receive no cash compensation for their service to us as directors.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information as of October 15, 2002, as reported to us, as to the beneficial ownership of our common stock by each director, each named officer, by all directors and executive officers as a group and each person known to us to be the beneficial owner of more than 5% of our issued and outstanding common stock as of October 15, 2002 or other date noted below. Unless otherwise specified, the address of each beneficial owner is c/o PurchaseSoft, Inc., 7514 Girard Ave

Ste 1440, La Jolla California 92037. As of October 15, 2002, 33,287,267 shares of common stock were outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percentage of Outstanding Shares of Common Stock Owned(2)
Steven A. Flagg c/o Marsh+Flagg 7514 Girard Ave Ste 1440 La Jolla, CA 92037(3)	14,062,397	42.2%
Thomas B. Marsh c/o Marsh+Flagg 7514 Girard Ave Ste 1440 La Jolla, CA 92037(3)	13,264,170	39.8%
All current directors and executive officers as a group (2 persons)(5)	27,264,170	82.0%

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

(2)
The percent of class calculation is based on 33,287,267 shares of PurchaseSoft's common stock being issued and outstanding as of October 15, 2002 and effect being given, where appropriate, pursuant to Rule 13d-3(d)(1)(i) under the Exchange Act, to any option or warrant then exercisable or exercisable within 60 days thereafter.

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

        On August 15, 2000, we entered into a management consulting agreement with Donald S. LaGuardia, to become our President and Chief Executive Officer. Mr. LaGuardia is a related party due to his relationship with L-R Global, where he is a partner. This agreement provided for an initial term of six months with an automatic extension on a month-to-month basis. Under the initial term, Mr. LaGuardia was granted a non-statutory stock option to purchase 150,000 shares of our common stock. These shares have an exercise price of $2.69 per share, were fully vested on the date of grant and have a term of five years. He also received reimbursement for all reasonable out of pocket expenses relating to housing and transportation. On April 24, 2001, Mr. LaGuardia was granted another non-statutory stock option for 250,000 shares of our common stock. These shares have an exercise price of $0.65 per share, have a term of five years, were vested one-third on the date of the grant, will vest an additional one-third on April 24, 2002 and will vest the final one-third on April 24,

2003. On August 3, 2001, we accelerated the vesting on the unvested two-thirds of these shares, so that all 250,000 shares were fully vested. Since Mr. LaGuardia is employed by L-R Global, we are required under generally accepted accounting principles to treat his option grants as issued to a non-employee. Upon the expiration of the initial term of the management consulting agreement, we agreed to an extension for another six-month term, under the same terms and conditions, except that we agreed to make monthly payments of $14,583 to L-R Managers, LLC for the services of Mr. LaGuardia. The renewal term covers the period of February 16, 2001 through his resignation on August 5th, 2002.

        As disclosed in the Company's 8-K filing on August 5, 2002, Don LaGuardia and L-R Global have resigned their positions with the Company and L-R Global sold it's stock in PurchaseSoft to Steven A. Flagg and Thomas B. Marsh.

        On January 25, 2001 we entered into a new agreement with Jeffrey Pinkerton, our Vice Chairman and Chief Product Strategist for a term of one year. This agreement replaced the prior agreement with Mr. Pinkerton, which was dated April 1, 1998. Mr. Pinkerton's current annual base salary is $165,720, subject to review and increase by our Board of Directors. This agreement was terminated.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

        The following exhibits, which are designated with a footnote reference, are incorporated by reference to a prior registration statement declared effective under the Securities Act or a periodic report file pursuant to Section 13 of the Exchange Act. Exhibits designated with an asterisk are filed with this report.

Number	Exhibit
2.1	Agreement and Plan of Merger, dated November 10, 1998, by and between PurchaseSoft, Inc., a Delaware corporation, and Greentree Software, Inc., a New York corporation.(1)
3.1	Certificate of Incorporation of the Company.(1)
3.2	Amendment to Certificate of Incorporation of the Company.(10)
3.3	By-laws of the Company.(1)
4.1	Specimen Certificate for Shares of Common Stock.(6)
10.1	The Company's Stock Option Plan of 1987.(2)
10.2	The Company's Stock Option Plan of 1994.(3)
10.3	The Company's 1997 Stock Option Plan.(4)
10.4	Registration Rights Agreement dated as of December 25, 1995 among the Company and certain of its Shareholders.(5)
10.5	Registration Rights Agreement dated as of April 23, 199 among the Company and certain of its Shareholders.(5)
10.6	Registration Rights Agreement dated October 25, 1996 between the Company and certain of its Shareholders.(4)
10.7	Form of Warrant issued to Wm. Smith Securities & Gilmore & Co.(A substantial number of these warrants have been assigned to L-R Global Partners, L.P.)(5)
10.8	Form of Warrant issued to TIS Acquisitions and Management Group, Inc., The Travelers Indemnity Company, and Mark Cahill, dated October 25, 1996.(4)
10.9	Form of Warrant issued to Wm. Smith Securities, Inc., dated October 25, 1996. (A substantial number of these warrants have been assigned to L-R Global Partners, L.P.)(4)
10.10	Form of Warrant issued to Wm. Smith Securities, Inc., dated October 25, 1996. (A substantial number of these warrants have been assigned to L-R Global Partners, L.P.)(4)
10.11	Promissory note dated March 23, 2000, of PurchaseSoft, Inc. to L-R Global Partners, L.P. (This note is no longer outstanding. It was converted into common stock at May 31, 2001 under a conversion agreement dated April 12, 2001 between the Company and L-R Global.)(7)
10.12	Lease agreement between the Company and Flanders Westborough Delaware, Inc.(8)
10.13	Lease agreement between the Company and Office Associates L.L.C.(8)
10.14	Management consulting agreement dated as of August 15, 2000 by and between the Company and Donald S. LaGuardia.(9)
10.15	Demand promissory note dated January 30, 2001, of PurchaseSoft, Inc. to L-R Global Partners, L.P. (This note is no longer outstanding.It was converted into common stock at May 31, 2001 under a conversion agreement dated April 12, 2001 between the Company and L-R Global.)(9)
10.16	Employment agreement dated January 25, 2001 between the Company and Jeffrey Pinkerton.(11)
10.17	Agreement dated February 21, 2001 between the Company and VIA Marketing and Design, Inc.(11)
10.18	Agreement dated March 15, 2001 between the Company and Tata Infotech Limited.(11)

10.19	Conversion Agreement dated April 12, 2001 between the Company and L-R Global Partners, L.P.(12)
10.20	Demand promissory note dated July 18, 2001, of PurchaseSoft, Inc. to L-R Global Partners, L.P. (This note is no longer outstanding. It was cancelled on August 28, 2001as partial payment towards L-R Global's irrevocable exercise of its subscription rights in the rights offering.(13)
23.1	Consent of Spector & Wong LLP *

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

(14)
Incorporated herein by reference from the Company's Quarterly Report on Form 10-QSB/A for the quarter ended August 31, 2001.

(15)
Incorporated herein by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 2001.

(16)
Incorporated herein by reference to the Company's Report on Form 8-K, filed on December 21, 2001.

(17)
Incorporated herein by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 2002.

(18)
Incorporated herein by reference to the Company's Report on Form 8-K, filed on August 5, 2002.

(19)
Incorporated herein by reference to the Company's Report on Form 8-K, filed on October 15, 2002.

REPORTS ON FORM 8-K

        None

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto to be duly authorized.

PURCHASESOFT, INC. (Issuer)
Date: October 21, 2002	/s/ STEVEN A. FLAGG Steven A. Flagg President and Director

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on October 21, 2002.

Signature	Title

/s/ STEVEN A. FLAGG Steven A. Flagg	President and Director
/s/ THOMAS B. MARSH Thomas B. Marsh	Treasurer and Secretary

QuickLinks

PurchaseSoft, Inc. Annual Report on Form 10-KSB May 31, 2002 Cross Reference Sheet
  ITEM 2: DESCRIPTION OF PROPERTY
  ITEM 3: LEGAL PROCEEDINGS
  ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7: FINANCIAL STATEMENTS
INDEPENDENT AUDITOR'S REPORT
PURCHASESOFT, INC. STATEMENT OF NET LIABILITIES IN LIQUIDATION
PURCHASESOFT, INC. STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
PURCHASESOFT, INC. STATEMENT OF OPERATIONS
PURCHASESOFT, INC. STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
PURCHASESOFT, INC. STATEMENT OF CASH FLOWS
  ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
  ITEM 10: EXECUTIVE COMPENSATION
  ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K