Form 10QSB
period 2002-08-31
PURCHASESOFT INC
filed 2002-11-12
CIK 727063

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2002
☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                    to

Commission File Number 0-11791

PURCHASESOFT, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE	13-2897997
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7514 Girard Ave Ste 1440
La Jolla, CA 92037
(Address of Principal Executive Offices)

(858) 456-6608
(Issuer's Telephone Number, Including Area Code)

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

Class	Outstanding at October 31, 2002
COMMON STOCK, PAR VALUE $0.01 PER SHARE	33,287,267 SHARES

PURCHASESOFT, INC.

INDEX

Item Number		Page Number
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Statement of Net Liabilities in Liquidation as of August 31, 2002	3
	Balance Sheet as of August 31, 2002
	Statement of Changes in Net Liabilities in Liquidation For the period from May 31, 2002 to August 31, 2002	4
	Statements of Operations for the three-month period ended August 31, 2001	5
	Notes to the Financial Statements	7-9
Item 2.	Management's Discussion and Analysis of Financial Condition	10-13
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 6.	Exhibits and Reports on Form 8-K	14
	Signatures	15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
COMPANY FOR WHICH REPORT IS FILED: PURCHASESOFT, INC. (THE "COMPANY")

PURCHASESOFT, INC.
STATEMENT OF NET LIABILITIES IN LIQUIDATION (Unaudited)
AUGUST 31, 2002

ASSETS
Cash and cash equivalents	$21,153

LIABILITIES
Accounts payable	41,545
Accrued expenses	136,500
Obligations under operating leases	122,374

300,419
NET (LIABILITIES) IN LIQUIDATION	$(279,266)

PURCHASESOFT, INC.
STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION (Unaudited)
For the Three Months ended August 31, 2002

Net (liabilities) in liquidation as of May 31, 2002		$(207,780)
Sources of Additional Cash:
Vendor Refund		653
Additional Use of Cash:
Office costs	(207)
Professional fees	(6,769)
Telephone and utilities	(469)
Other	(628)	(8,073)

Adjustments of estimated values		(64,066)

Net (liabilities) in liquidation as of August 31, 2002		$(279,266)

PURCHASESOFT, INC.
STATEMENT OF OPERATIONS (GOING CONCERN BASIS, Unaudited)
For the Three Months ended August 31, 2001

Revenue
Services	$100,204

Costs and expenses
Cost of service revenue	287,646
Sales and marketing	1,162,181
General and administrative	599,981
Research and development	1,135,835

Total costs and expenses	3,185,643

Operating (loss)	(3,085,439)

Other Income(expense):
Interest income	23,066
Interest expense	(19,453)

3,613

Net (loss)	$(3,081,826)

Loss per share-basic and diluted	$(0.11)

Weighted average number of shares	26,992,492

PURCHASESOFT, INC.
STATEMENT OF CASH FLOWS (GOING CONCERN BASIS, Unaudited)
For the Three Months ended August 31, 2001

Cash Flows from Operating Activities
Net (loss)	$(3,081,826)
Adjustments to reconcile net (loss) to net cash (used by) operating activities:
Depreciation and amortization	65,911
Provision for bad debt	1,860
Options granted for services	168,054
(Increase) decrease in:
Accounts receivable	21,695
Prepaid expenses and other assets	(68,184)
Increase (decrease) in:
Accounts payable and accrued expenses	(305,025)
Deferred revenue	138,569

Net cash flow (used by) operating activities	(3,058,946)
Cash Flows from Investing Activities
Purchase of property and Equipment	(33,509)
Decrease in security deposits	242

Net cash flow (used by) investing activities	(33,267)
Cash Flows from Financing Activities
Proceeds from exercise of options/warrants	4,215
Proceeds from issuance of notes payable	2,000,000
(Payments) of capital leases	(29,847)

Net cash flow provided by financing activities	1,974,368
Net (decrease) in cash and cash equivalents	(1,117,845)
Cash and cash equivalents at beginning of period	2,358,688

Cash and cash equivalents at end of period	$1,240,843

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,644

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation    On December 21, 2001, the Board of Directors of the Company approved a plan to wind down the operations of the Company, which includes salvaging the value of its assets during the wind down (the "Plan"). The key objectives of the Plan are (1) to conserve the assets of the Company in order to extend operations pending a sale; (2) to maximize the value of the Company's assets in any sale to third party; and (3) to maintain the value in public shell if possible.

        As a result of the adoption of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective December 1, 2001. The liquidation basis of accounting requires the Company to accrue an estimate for all liabilities related to expenses to be incurred during the wind down period. Additionally, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts. The estimated net realizable value of assets represents management's best estimated of the recoverable value of the assets, net of selling expenses, and without consideration for the effect that the settlement of any litigation may have on the value of the assets.

        Presentation of Interim Information    The financial statements included herein have been prepared by the Company without audit; however in the opinion of the management of the Company, all normal adjustments for the fair presentation of such financial information on a liquidation basis for three months ended August 31, 2002 and a going concern basis for the three months ended August 31, 2001 have been included. The results for the three months ended August 31, 2002 may not be indicative of results for the year ended May 31, 2003.

        The financial statements for the three months ended August 31, 2001 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

        The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended May 31, 2002.

        Loss Per Common Share    The Company accounts for income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires that presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Shares excluded from diluted loss per share totaled 4,101,300 on August 31, 2001.

NOTE 2-ADJUSTMENTS OF ESTIMATED VALUES

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

        It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near future.

        Adjustments totaling $64,066 for the three months ended August 31, 2002 principally relate to the followings:

Accounts Payable

        The Company settled two vendor accounts and wrote off $20,934 during the reported period.

Estimated costs to be incurred during the liquidation period

        At August 31, 2002, the Company estimates that the remaining costs to be incurred during the liquidation period are $35,000; including professional fees of $11,000, office costs of $9,000 and insurance cost of $15,000.

Estimated Litigation Settlement Costs Reserve

        Accrued litigation settlement costs increased to $90,000 at August 31, 2002 from $40,000 at May 31, 2002. See Note 6 for a summary of the litigation and its current status.

NOTE 3-OBLIGATIONS UNDER OPERATING LEASES

        The Company historically leased office space in New Jersey under a non-cancellable operating lease agreement, which expires on July 31, 2005. The Company currently does not occupy the office and is negotiating to terminate the lease. No settlement has been reached through to date. The Company accrued the future minimum lease payments under the lease, in the amount of $122,374, upon the adoption of liquidation basis of accounting on December 1, 2001.

NOTE 4-STOCKHOLDERS' EQUITY

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

NOTE 5-RELATED PARTY TRANSACTION

        On July 18, 2001, the Company borrowed $2 million from L-R Global, the former majority shareholder, and signed a demand promissory note in return. On August 28, 2001, L-R Global cancelled the note as partial payment towards its irrevocable subscriptions of its rights in the rights offering disclosed in Note 4.

        In July 2002, L-R Global sold all of its shares in the Company (approximately 82% of the Company outstanding shares) to two individuals for $10,000. The Company is not aware of the source of the purchasers' funds.

NOTE 6-LITIGATION

        The Company is named as a defendant in a lawsuit by a former employee. The suite alleges a breach of his separation agreement with the Company, claiming that the Company refused to allow him to exercise certain stock options between December 1999 and April 2000. The lawsuit seeks an award of damages and costs. On August 16, 2002, the parties reached an agreement in principle to settle the case for a payment of $2,500 to the former employee by the Company and the complaint was dismissed without prejudice on August 19, 2002. The settlement amounts are included in the accrued expenses.

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

        On October 17, 2002, a former financial advisor of the Company threatened suit against the Company alleging the Company filed to pay the advisor the monthly preliminary advisory fee owed to the advisor pursuant to the terms of the parties' March 1, 2001 engagement agreement as amended. The threatened lawsuit seeks for a total payment of $210,000; a $90,000 minimum advisory fee plus $120,000 preliminary advisory fee at $10,000 per month for twelve months beginning October 2001 to October 2002. Management, after consultation with the legal counsel, believed that the realistic claim amount should be $90,000 and intends to defend. The Company increased the litigation settlement reserve to $90,000 at August 31, 2002.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

        The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and attached notes and the other financial information included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations section contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The discussion below and under the heading "Risk Factors" sets forth numerous factors we believe could cause actual results to differ materially from those contemplated by the forward-looking statements. We are not under any obligation to update the information contained in this section.

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

        The key objectives of the wind down plan are (1) to conserve the assets of the Company in order to extend operations pending a sale; (2) to maximize the value of the Company's assets in any sale to third party; and (3) to maintain the value in public shell if possible.

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

        We have recognized no revenue following the announcement to begin the orderly wind down. We may not be able to negotiate a settlement of all of the Company's obligations to its creditors. These include, without limitation, long-term contractual obligations associated with one remaining office lease, a business agreement with a third party and trade payables with vendors.

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

        On August 5th, Steven Flagg and Thomas Marsh were elected as Directors and all of the previous members of the Board resigned as directors and officers of the Company. Immediately subsequent to the meeting, a second Board Meeting was convened, at such time Steven Flagg was appointed Chairman and President, and Thomas Marsh was appointed Secretary and Treasurer. As of October 31, 2002, we had no employees, no contractors, no office space and no personal property. Administration of the wind down effort and all of the Company's records had been transferred to the offices of Steven Flagg and Thomas Marsh in La Jolla California.

        As of October 31, 2002, the Company is continuing the wind down commenced last December 21, 2001 as several liabilities remain outstanding that substantially exceed the Company's remaining assets. The Company has not sold or licensed its intellectual property.    An assessment of the Company's customer base and product is underway and a plan for restarting the Company is being prepared for consideration by the Board. In the event all or most of the remaining liabilities are settled, the Board will consider this plan and all other alternatives for rebuilding the value of the Company's shares.

Liquidity and Capital Resources

        As of August 31, 2002, net liabilities in liquidation were $279,266. Cash and cash equivalents were $21,153. Our primary cash needs are for administrative expenses and professional fees to wind down the Company's affairs, negotiate settlements with creditors and make required SEC filings.

        Subsequent to May 31st, 2002, we were able to negotiate settlements with all but three remaining creditors: an investment banking agreement, one trade payable and an office lease with Office Associates in New Jersey. Our settlements since the commencement of wind down have averaged $0.11 for every dollar of each claim. We will continue to seek settlements for those liabilities. The settlements will be limited to the cash that is available to settle these claims after deducting cash necessary to pay administrative expenses, professional fees and SEC filing costs incurred during the balance of the wind down.

Certain Business Risks

        Stockholders and prospective purchasers of our common stock should carefully consider the following risk factors in addition to the other information appearing in this Quarterly Report on Form 10-QSB.

Stockholders are not expected to receive any distributions as part of the Company's wind down.

The Company's intangible assets may not be sold.

        Although we intend to continue to pursue opportunities to sell certain intangible assets during the wind down, as of November 7, 2002, there have been no offers for these intangible assets and consequently, we have assigned no value to them in the Statement of Net Liabilities in Liquidation. Sales of the Company's intangible assets will be made on such terms as are approved by the Board of Directors and may be conducted by competitive bidding, public sales or privately negotiated sales. The prices at which we will be able to sell these assets will depend largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, United States and foreign regulatory approvals, public market perceptions, and limitations on transferability of certain assets.

The Company expects to recognize no revenue after November 30, 2001.

The Company may not be able to settle all of its remaining obligations to Creditors.

        The Company has certain current and future obligations to creditors. These include, without limitation, a long-term contractual obligation associated with one remaining office lease and business agreements with other third parties and trade payables with vendors. As part of the wind down process, we will attempt to settle these remaining obligations with the Company's creditors. We cannot guarantee that we will be able to settle such obligations with each creditor. If we are unable to reach an agreement with a creditor, that creditor may choose to bring a lawsuit against the Company. Such litigation could delay or even prevent the Company from completing its intended wind down plan.

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

There may be future sales of substantial amounts of our common stock that could cause our stock price to fall.

        Our common stock is traded on the National Association of Securities Dealers OTC Bulletin Board®. Our common stock has historically been highly illiquid. Steven A. Flagg and Thomas B. Marsh, who serve on our Board of Directors, one of who is President, in the aggregate owned approximately 82% of our common stock as of November 7, 2002. If either of these directors were to sell even a small portion of their total shares in a short time, the market price of our common stock would likely decline dramatically. Further, sales of a substantial number of shares of our common stock by any holder in a short time would likely cause the market price of our common stock to decrease significantly. In addition, the sale of any of these shares may impair our future ability to raise capital through the sale of additional stock.

Your ability to influence the outcome of key transactions is limited because we are controlled by two major stockholders.

        The two directors of the Company, one of whom is our President, in the aggregate owned approximately 82% of our common stock as of November 7, 2002. The these two directors have enough voting power to approve or disapprove any matters that are determined by a majority vote of our stockholders, which severely limits your ability to influence PurchaseSoft through voting your shares.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

        The Company is named as a defendant in a lawsuit by a former employee. The suite alleges a breach of his separation agreement with the Company, claiming that the Company refused to allow him to exercise certain stock options between December 1999 and April 2000. The lawsuit seeks an award of damages and costs. On August 16, 2002, the parties reached an agreement in principle to settle the case for a payment of $2,500 to the former employee by the Company and the complaint was dismissed without prejudice on August 19, 2002. The settlement amounts are included in the accrued expenses.

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

        On October 17, 2002, a former financial advisor of the Company filed threatened suit against the Company alleging the Company filed to pay the advisor the monthly preliminary advisory fee owed to the advisor pursuant to the terms of the parties' March 1, 2001 engagement agreement as amended. The threatened lawsuit seeks for a total payment of $210,000; a $90,000 minimum advisory fee plus $120,000 preliminary advisory fee at $10,000 per month for twelve months beginning October 2001 to October 2002. Management, after consultation with the legal counsel, believed that the realistic claim amount should be $90,000 and intends to defend. The Company increased the litigation settlement reserve to $90,000 at August 31, 2002.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

1.
Exhibit 99.1 WRITTEN STATEMENT OF THE CEO PURSUANT TO 18 S.S.C. SECTION 1350

2.
Exhibit 99.2 WRITTEN STATEMENT OF THE CFO PURSUANT TO 18 S.S.C. SECTION 1350

(b)
Reports on Form 8-K

1.
On August 5, 2002 the Company filed a report on Form 8-K announcing that on July 31, 2002, L-R Global Partners, L.P., a Delaware limited partnership entered into a Stock Purchase Agreement with Steven A. Flagg and Thomas B. Marsh. Pursuant to the Purchase Agreement, Flagg and Marsh acquired 27,264,170 shares of common stock, par value $0.01 per share, of PurchaseSoft, Inc. Such shares constituted all of the shares of the Company held by L-R Global Partners, L.P.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto to be duly authorized.

PurchaseSoft, Inc. (Issuer)
Date: November 7, 2002	/s/ STEVEN A. FLAGG Steven A. Flagg President and Acting CEO
Date: November 7, 2002	/s/ THOMAS B. MARSH Thomas B. Marsh Secretary, Treasurer and Acting CFO

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on November 7, 2002.

Signature	Title

/s/ Steven A. Flagg Steven A. Flagg	Director

/s/ Thomas B. Marsh Thomas B. Marsh	Director

CERTIFICATIONS

I, Steven A. Flagg, certify that;

  1.
  I have reviewed this quarterly report on Form 10-QSB of PurchaseSoft, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers an I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  Designed such disclosure controls and procedures to ensure that material information relating to her registrant, including its consolidated subsidiaries, is make known to us by others within those entities particularly during the period in which this quarterly report is being prepared;

  b.
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a dated within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls an procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a.
  All significant deficiencies in the design or operation of internal controls which cold adversely affect the registrants' ability to record, process, summarized and report financial data and have identified for the registrants auditors any material weaknesses in internal controls: and

  b.
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls: and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not their were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 7, 2002	/s/ STEVEN A. FLAGG Steven A. Flagg President and Director

        I, Thomas B. Marsh, certify that;

  7.
  I have reviewed this quarterly report on Form 10-QSB of PurchaseSoft, Inc.;

  8.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  9.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  10.
  The registrant's other certifying officers an I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  Designed such disclosure controls and procedures to ensure that material information relating to her registrant, including its consolidated subsidiaries, is make known to us by others within those entities particularly during the period in which this quarterly report is being prepared;

  b.
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a dated within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls an procedures based on our evaluation as of the Evaluation Date;

  11.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a.
  All significant deficiencies in the design or operation of internal controls which cold adversely affect the registrants' ability to record, process, summarized and report financial data and have identified for the registrants auditors any material weaknesses in internal controls: and

  b.
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls: and

  12.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not their were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 7, 2002	/s/ THOMAS B. MARSH Thomas B. Marsh Secretary, Treasurer and Director

QuickLinks

PURCHASESOFT, INC. INDEX
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS COMPANY FOR WHICH REPORT IS FILED: PURCHASESOFT, INC. (THE "COMPANY")
PURCHASESOFT, INC. STATEMENT OF NET LIABILITIES IN LIQUIDATION (Unaudited) AUGUST 31, 2002
PURCHASESOFT, INC. STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION (Unaudited) For the Three Months ended August 31, 2002
PURCHASESOFT, INC. STATEMENT OF OPERATIONS (GOING CONCERN BASIS, Unaudited) For the Three Months ended August 31, 2001
PURCHASESOFT, INC. STATEMENT OF CASH FLOWS (GOING CONCERN BASIS, Unaudited) For the Three Months ended August 31, 2001
  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
PART II: OTHER INFORMATION
  ITEM 1: LEGAL PROCEEDINGS.
  ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES