Form 10QSB
period 2002-11-30
PURCHASESOFT INC
filed 2003-01-14
CIK 727063

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-11791

PURCHASESOFT, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	13-2897997 (I.R.S. Employer Identification No.)
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

        STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

Class	Outstanding at January 10, 2002
COMMON STOCK, PAR VALUE $0.01 PER SHARE	33,287,267 SHARES

PURCHASESOFT, INC.
INDEX

Item Number		Page Number
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheet as of November 30, 2002	3
	Statement of Changes in Net Liabilities in Liquidation For the period from June 1, 2002 to November 30, 2002 And for the period from September 1, 2002 to November 30, 2002	4
	Statement of Operations For the period from June 1, 2001 to November 30, 2001 And for the period from September 1, 2001 to November 30, 2001	5
	Statement of Cash Flows For the period from June 1, 2001 to November 30, 2001	6
	Notes to the Financial Statements	7-9
Item 2.	Management's Discussion and Analysis of Financial Condition	10-13
Item 3.	Controls and Procedures	14
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 6.	Exhibits and Reports on Form 8-K	15
Signatures		16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
COMPANY FOR WHICH REPORT IS FILED: PURCHASESOFT, INC. (THE "COMPANY")

PURCHASESOFT, INC.
BALANCE SHEET (Unaudited)

November 30, 2002
ASSETS
Cash and cash equivalents	$25,834

LIABILITIES
Accounts payable	42,453
Accrued expenses	127,000
Obligations under operating leases	122,374

291,827
NET (LIABILITIES) IN LIQUIDATION	$(265,993)

PURCHASESOFT, INC.
STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION (Unaudited)

	Three Months ended November 30, 2002		Six Months ended November 30, 2002
Net (liabilities) in liquidation as of beginning of period		$(279,266)		$(207,780)
Sources of Additional Cash:
Vendor Refund		20,717		21,370
Additional Use of Cash:
Office costs	(6,722)		(6,929)
Professional fees	(2,722)		(9,491)
Telephone and utilities	—		(469)
Other	—	(9,444)	(628)	(17,517)

Adjustments of estimated values		2,000		(62,066)

Net (liabilities) in liquidation as of November 30, 2002		$(265,993)		$(265,993)

PURCHASESOFT, INC.
STATEMENT OF OPERATIONS (GOING CONCERN BASIS, Unaudited)

	Three Months ended November 30, 2001	Six Months ended November 30, 2001
Revenue
Services	$98,831	$199,035

Costs and expenses
Cost of service revenue	307,855	595,501
Cost of product revenue	14,000	14,000
Sales and marketing	977,666	2,139,847
General and administrative	480,408	1,080,389
Research and development	1,560,776	2,696,611

Total costs and expenses	3,340,705	6,526,348

Operating (loss)	(3,241,874)	(6,327,313)

Other Income(expense):
Interest income	23,016	46,082
Interest expense	(4,928)	(24,381)

	18,088	21,701

Net (loss)	$(3,223,786)	$(6,305,612)

Loss per share-basic and diluted	$(0.10)	$(0.21)

Weighted average number of shares	32,183,865	29,573,994

PURCHASESOFT, INC.
STATEMENT OF CASH FLOWS (GOING CONCERN BASIS, Unaudited)

For the Six Months ended November 30, 2001
Cash Flows from Operating Activities
Net (loss)	$(6,305,612)
Adjustments to reconcile net (loss) to net cash (used by) operating activities:
Depreciation and amortization	137,492
Provision for bad debt	3,981
Loss on asset disposition	34,552
Options granted for services	168,054
Decrease in:
Accounts receivable	100,877
Prepaid expenses and other assets	94,419
Increase (decrease) in:
Accounts payable and accrued expenses	(129,180)
Deferred revenue	39,738

Net cash flow (used by) operating activities	(5,855,679)
Cash Flows from Investing Activities
Purchase of property and Equipment	(202,514)
Increase in security deposits	(268)

Net cash flow (used by) investing activities	(202,782)
Cash Flows from Financing Activities
Proceeds from exercise of options/warrants	4,215
Proceeds from issuance of notes payable	2,000,000
Proceeds from issuance of common stock in rights offering	3,357,472
(Payments) of capital leases	(56,839)

Net cash flow provided by financing activities	5,304,848
Net (decrease) in cash and cash equivalents	(753,613)
Cash and cash equivalents at beginning of period	2,358,688

Cash and cash equivalents at end of period	$1,605,075

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,381

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        Presentation of Interim Information    The financial statements included herein have been prepared by the Company without audit; however in the opinion of the management of the Company, all normal adjustments for the fair presentation of such financial information on a liquidation basis for three and six months ended November 30, 2002 and a going concern basis for the three and six months ended November 30, 2001 have been included. The results for the three and six months ended November 30, 2002 may not be indicative of results for the year ending May 31, 2003.

        The financial statements for the three and six months ended November 30, 2001 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

        The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended May 31, 2002.

        Loss Per Common Share    The Company accounts for income (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires that presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Shares excluded from diluted loss per share totaled 3,896,300 on November 30, 2001.

NOTE 2—ADJUSTMENTS OF ESTIMATED VALUES

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

	Historical Basis	Liquidation Value
Cash	$1,605,075	$1,605,075
Customer accounts	14,969	—
Prepaid expense and other assets	397,648	335,861
Property and equipment	1,092,830	160,000
Unsecured vendor accounts	(297,424)	(352,616)
Capital lease obligations	(166,599)	(166,599)
Accrued expenses	(582,514)	(3,297,985)
Deferred revenue	(74,550)	—

	$1,989,435	$(1,716,264)

        It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near future.

        Adjustments totaling $62,066 for the six months ended November 30, 2002 principally relate to the following:

  Accounts Payable.    The Company settled two vendor accounts and wrote off $20,934 during the reported period.

  Estimated costs to be incurred during the liquidation period.    At November 30, 2002, the Company estimates that the remaining costs to be incurred during the liquidation period reduced from $35,000 to $33,000; including professional fees of $9,000, office costs of $9,000 and insurance cost of $15,000.

  Estimated Litigation Settlement Costs Reserve.    Accrued litigation settlement costs remains at $90,000 at November 30, 2002 (unchanged from August 31, 2002). See Note 5 for a summary of the litigation and its current status.

NOTE 3—OBLIGATIONS UNDER OPERATING LEASES

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

NOTE 4—STOCKHOLDERS EQUITY

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

NOTE 5—LITIGATION

        The Company was named as a defendant in a lawsuit by a former employee. The suit alleged a breach of his separation agreement with the Company, claiming that the Company refused to allow him to exercise certain stock options between December 1999 and April 2000. The lawsuit seeks an award of damages and costs. On August 16, 2002, the parties reached an agreement in principle to settle the case for a payment of $2,500 to the former employee by the Company and the complaint was dismissed without prejudice on August 19, 2002. The settlement agreement was executed and settlement amount of $2,500 paid on October 10th, 2002.

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

        On October 17, 2002, a former financial advisor of the Company threatened suit against the Company alleging the Company filed to pay the advisor the monthly preliminary advisory fee owed to the advisor pursuant to the terms of the parties' March 1, 2001 engagement agreement as amended. The threatened lawsuit seeks for a total payment of $210,000; a $90,000 minimum advisory fee plus $120,000 preliminary advisory fee at $10,000 per month for twelve months beginning October 2001 to October 2002. Management, after consultation with the legal counsel, believed that the realistic claim amount should be $90,000 and intends to defend. The Company increased the litigation settlement reserve to $90,000 at August 31, 2002. Negotiations to settle the claim are ongoing and management expects to reach a settlement agreement before the end of the third quarter.

NOTE 6—PLAN FOR THE RESTART OF OPERATIONS

        On November 8th, 2002, the Board of Directors approved a plan for the restart of service and support to previous Company's customers and for the cessation of the wind down of operations. Under this plan, the Company will engage certain subcontractors to provide management, sales and support through commissions and revenue sharing agreements. The Company has executed a contract with a former employee to provide support, contingent on the first executed customer agreement. As of January 10th, the Company has not secured any contracts, booked revenue or incurred expenses related to restarting the business and consequently has not changed the basis of its accounting.

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

        On August 5th, Steven Flagg and Thomas Marsh were elected as Directors and all of the previous members of the Board resigned as directors and officers of the Company. Immediately subsequent to the meeting, a second Board Meeting was convened, at such time Steven Flagg was appointed Chairman and President, and Thomas Marsh was appointed Secretary and Treasurer. As of January 10, 2003, we had no employees, no office space and no personal property. Administration of the wind down effort and all of the Company's records had been transferred to the offices of Steven Flagg and Thomas Marsh in La Jolla California.

        On November 8, 2002 the Company filed a report on Form 8-K announcing that on November 8th, 2002, the Board of Directors had approved a plan to attempt to restart service to former PurchaseSoft customers, which if successful, would take the Company out of wind down status. President Steven Flagg presented an assessment study for the restart of service to existing PurchaseSoft customers that was requested by the Company in August. Louis Blatt and David Billings completed a customer survey and evaluation of the Company's product. They reported that a number of customers indicated an interest in signing agreements for maintenance should the Company restart operations.

        The assessment was accompanied by a plan to restart service and support for previous customers of PurchaseSoft who are currently without maintenance. Under this plan, the Company would sign agreements with David Billings, Kona Systems, Computer Horizons Corporation and certain former PurchaseSoft employees to provide management, sales and support. These firms would be compensated through subcontracting, commission and revenue sharing agreements, and in some cases the issuance of PurchaseSoft common stock, NSO's or warrants.

        In reaching the decision to restart support operations, the Company has made a commitment to take every action possible to continue support for its customers. This new objective is consistent with the previously stated key objectives of the Company. Those key objectives are (1) to conserve the assets of the Company in order to extend operations pending a sale; (2) to maximize the value of the Company's assets in any sale to third party; and (3) to maintain the value in public shell if possible.

        However, as of January 10, 2003, the Company has not yet been successful in securing any customer maintenance agreements or other revenue and is continuing the wind down commenced last December 21, 2001.

Liquidity and Capital Resources

        As of November 30, 2002, net liabilities in liquidation were $265,993. Cash and cash equivalents were $25,834. Our primary cash needs are for administrative expenses and professional fees to wind down the Company's affairs, negotiate settlements with creditors and make required SEC filings.

        As of January 10th 2003, we have been able to negotiate settlements with all but three remaining creditors: an investment banking agreement, one trade payable and an office lease with Office Associates in New Jersey. We will continue to seek settlements for those liabilities. The settlements will be limited to the cash that is available to settle these claims after deducting cash necessary to pay administrative expenses, professional fees and SEC filing costs incurred during the balance of the wind down.

Certain Business Risks

        Stockholders and prospective purchasers of our common stock should carefully consider the following risk factors in addition to the other information appearing in this Quarterly Report on Form 10-QSB.

Stockholders are not expected to receive any distributions as part of the Company's wind down.

The Company's intangible assets may not be sold.

        Although we intend to continue to pursue opportunities to sell certain intangible assets during the wind down, as of January 10, 2003, there have been no offers for these intangible assets and consequently, we have assigned no value to them in the Statement of Net Liabilities in Liquidation. Sales of the Company's intangible assets will be made on such terms as are approved by the Board of Directors and may be conducted by competitive bidding, public sales or privately negotiated sales. The prices at which we will be able to sell these assets will depend largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, United States and foreign regulatory approvals, public market perceptions, and limitations on transferability of certain assets.

The Company may not be able to settle all of its remaining obligations to Creditors.

        The Company has certain current and future obligations to creditors. These include, without limitation, a long-term contractual obligation associated with one remaining office lease and business agreements with one other third party and trade payables with vendors. As part of the wind down process, we will attempt to settle these remaining obligations with the Company's creditors. We cannot guarantee that we will be able to settle such obligations with each creditor. If we are unable to reach an agreement with a creditor, that creditor may choose to bring a lawsuit against the Company. Such litigation could delay or even prevent the Company from completing its intended wind down plan.

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

        Our common stock is traded on the National Association of Securities Dealers OTC Bulletin Board®. Our common stock has historically been highly illiquid. Steven A. Flagg and Thomas B. Marsh, who serve on our Board of Directors, one of who is President, in the aggregate owned approximately 82% of our common stock as of January 10, 2003. If either of these directors were to sell even a small portion of their total shares in a short time, the market price of our common stock would likely decline dramatically. Further, sales of a substantial number of shares of our common stock by any holder in a short time would likely cause the market price of our common stock to decrease significantly. In addition, the sale of any of these shares may impair our future ability to raise capital through the sale of additional stock.

Your ability to influence the outcome of key transactions is limited because we are controlled by two major stockholders.

        The two directors of the Company, one of whom is our President, in the aggregate owned approximately 82% of our common stock as of January 10, 2003. The these two directors have enough voting power to approve or disapprove any matters that are determined by a majority vote of our stockholders, which severely limits your ability to influence PurchaseSoft through voting your shares.

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

ITEM 3: CONTROLS AND PROCEDURES

        Management has conducted an evaluation of the design and operation of its disclosure controls and procedures and found no changes have been made to those controls during the period ending November 30, 2002. Management believes its disclosure controls and procedures are adequate to provide timely and accurate reporting of financial results and non-financial material information.

        Management has evaluated its internal controls and found no changes have been made to those controls during the period ending November 30, 2002. Management believes the current internal controls and reporting procedures are adequate to provide timely and accurate reporting of financial results.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

Medico Case Settled on October 10, 2002—The Company had been named as a defendant in a lawsuit by a former employee. The suit alleged a breach of his separation agreement with the Company, claiming that the Company refused to allow him to exercise certain stock options between December 1999 and April 2000. The lawsuit seeks an award of damages and costs. On August 16, 2002, the parties reached an agreement in principle to settle the case for a payment of $2,500 to the former employee by the Company and the complaint was dismissed without prejudice on August 19, 2002. The settlement agreement was executed and settlement amount of $2,500 paid on October 10th, 2002.

Employee Claim Dismissed on July 22, 2002—On April 12, 2002, another former employee of the Company filed suit against the Company and certain Company employees alleging fraudulent misrepresentation, negligent misrepresentation, breach of employment contract and breach of covenants of good faith and fair dealing. This former employee sought damages for three years of lost compensation pursuant to an employment contract allegedly arising from the vesting schedule of the employee's stock option plan. Since the employee failed to serve the defendants as required by the Massachusetts Rules of Civil Procedures and the complaint was dismissed without prejudice on July 22, 2002.

Threatened Lawsuit in Negotiation—On October 17, 2002, a former financial advisor of the Company threatened suit against the Company alleging the Company filed to pay the advisor the monthly preliminary advisory fee owed to the advisor pursuant to the terms of the parties' March 1, 2001 engagement agreement as amended. The threatened lawsuit seeks for a total payment of $210,000; a $90,000 minimum advisory fee plus $120,000 preliminary advisory fee at $10,000 per month for twelve months beginning October 2001 to October 2002. Management, after consultation with the legal counsel, believed that the realistic claim amount should be $90,000 and intends to defend. The Company increased the litigation settlement reserve to $90,000 at August 31, 2002. Negotiations to settle the claim are ongoing and management expects to reach a settlement agreement before the end of the third quarter.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  1.
  Exhibit 99.1 WRITTEN STATEMENT OF THE CEO PURSUANT TO 18 S.S.C. SECTION 1350

  2.
  Exhibit 99.2 WRITTEN STATEMENT OF THE CFO PURSUANT TO 18 S.S.C. SECTION 1350

  (b)
  Reports on Form 8-K

  1.
  On November 8, 2002 the Company filed a report on Form 8-K announcing that the Board of Directors had approved a plan to attempt to restart service to former PurchaseSoft customers, which if successful, would take the Company out of wind down status.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto to be duly authorized.

PurchaseSoft, Inc. (Issuer)

Date: January 10, 2003	/s/ STEVEN A. FLAGG Steven A. Flagg President and Acting CEO

Date: January 10, 2003	/s/ THOMAS B. MARSH Thomas B. Marsh Secretary, Treasurer and Acting CFO

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on January 10, 2003.

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

Date: January 10, 2003	/s/ STEVEN A. FLAGG Steven A. Flagg President and Director

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

Date: January 10, 2003	/s/ THOMAS B. MARSH Thomas B. Marsh Secretary, Treasurer and Director

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  ITEM 3: CONTROLS AND PROCEDURES
PART II: OTHER INFORMATION
  ITEM 1: LEGAL PROCEEDINGS.
  ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K