Form 10QSB
period 2003-02-28
PURCHASESOFT INC
filed 2003-04-14
CIK 727063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

or

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

(858) 456-6608
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

Class	Outstanding at April 10, 2003
COMMON STOCK, PAR VALUE $0.01 PER SHARE	33,287,267 SHARES

PURCHASESOFT, INC.

INDEX

Item Number

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Balance Sheet as of February 28, 2003

Statement of Changes in Net Liabilities in Liquidation
For the period from June 1, 2002 to February 28, 2003
And for the period from December 1, 2002 to February 28, 2003
And for the prior period from December 1, 2001 to February 28, 2002

Statement of Operations For the period from June 1, 2001 to November 30, 2001
Statement of Cash Flows For the period from June 1, 2001 to November 30, 2001
Notes to the Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Controls and Procedures
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K
Signatures

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMPANY FOR WHICH REPORT IS FILED: PURCHASESOFT, INC. (THE “COMPANY”)

PURCHASESOFT, INC.

BALANCE SHEET (Unaudited)

February 28, 2003
ASSETS
Cash and cash equivalents	$8,996

LIABILITIES
Accounts payable	49,461
Accrued expenses	24,250
73,711

NET (LIABILITIES) IN LIQUIDATION	$(64,715)

PURCHASESOFT, INC.

STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION (Unaudited)

	Three Months ended				Nine Months ended February 28, 2003
	February 28, 2003		February 28, 2002
Net (liabilities) in liquidation at beginning of period		$(265,993)		$(1,716,264)		$(207,780)

Sources of Additional Cash:
Vendor refund	—		—		21,370
Interest income	—		6,884		—
Sales of property and equipment	—	—	40,863	47,747	—	21,370

Additional Use of Cash:
Office costs	(2,009)		(154,001)		(8,938)
Professional fees	(8,879)		(67,634)		(18,370)
Salaries and Payroll Taxes	—		(613,359)		—
Telephone and utilities	—		(11,289)		(469)
Other	(6,958)	(17,846)	(391,860)	(1,238,143)	(7,586)	(35,363)

Adjustments of estimated values		219,124		1,859,846		157,058

Net (liabilities) in liquidation at end of period		$(64,715)		$(1,046,814)		$(64,715)

PURCHASESOFT, INC.

STATEMENT OF OPERATIONS (GOING CONCERN BASIS, Unaudited)

For the Six Months Ending November 30, 2001
Revenue
Services	$199,035

Costs and expenses
Cost of service revenue	595,501
Cost of product revenue	14,000
Sales and marketing	2,139,847
General and administrative	1,080,389
Research and development	2,696,611
Total costs and expenses	6,526,348

Operating (loss)	(6,327,313)

Other Income(expense):
Interest income	46,082
Interest expense	(24,381)
21,701

Net (loss)	$(6,305,612)

Loss per share-basic and diluted	$(0.21)

Weighted average number of shares	29,573,994

PURCHASESOFT, INC.

STATEMENT OF CASH FLOWS (GOING CONCERN BASIS, Unaudited)

For the Six Month Period Ending November 30, 2001
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

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation On December 21, 2001, the Board of Directors of the Company approved a plan to wind down the operations of the Company, which includes salvaging the value of its assets during the wind down (the “Plan”). The key objectives of the Plan are (1) to conserve the assets of the Company in order to extend operations pending a sale; (2) to maximize the value of the Company’s assets in any sale to third party; and (3) to maintain the value in public shell if possible.

As a result of the adoption of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective December 1, 2001. The liquidation basis of accounting requires the Company to accrue an estimate for all liabilities related to expenses to be incurred during the wind down period. Additionally, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts. The estimated net realizable value of assets represents management’s best estimated of the recoverable value of the assets, net of selling expenses, and without consideration for the effect that the settlement of any litigation may have on the value of the assets.

Presentation of Interim Information The financial statements included herein have been prepared by the Company without audit; however in the opinion of the management of the Company, all normal adjustments for the fair presentation of such financial information on a liquidation basis for the three and nine month periods ended February 28, 2003 and for the three month period ended February 28, 2002, and on a going concern basis for the six month period ended November 30, 2001, have been included.  The results for the three and nine month periods ended February 28, 2003 may not be indicative of results for the year ending May 31, 2003.

The financial statements for the six months ended November 30, 2001 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended May 31, 2002.

Loss Per Common Share The Company accounts for income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires that presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Shares excluded from diluted loss per share totaled 3,896,300 on November 30, 2001.

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

It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near future.  Adjustments totaling $157,058, for the nine months ended February 28, 2003 principally relate to the following:

Accounts Payable.  The Company settled two vendor accounts and wrote off $20,934 during the reported period.

Estimated costs to be incurred during the liquidation period.  At February 28, 2003, the Company estimates that the remaining costs to be incurred during the liquidation period reduce from $35,000 to $22,750; including professional fees of $3,250, office costs of $4,500 and insurance cost of $15,000.

Estimated Litigation Settlement Costs Reserve.  In January 2003, the Company reached an agreement to settle a threatened lawsuit disclosed in Note 4 for $6,000 and wrote down the reserve by $84,000 during the reported period.

NOTE 3-OBLIGATIONS UNDER OPERATING LEASES

The Company historically leased office space in New Jersey under a non-cancelable operating lease agreement, which expires on July 31, 2005.  The Company currently does not occupy the office and has been negotiating to terminate the lease. On March 12, 2003, the Company and the landlord reached a mutual release agreement to terminate the lease. The Company wrote off the accrued future minimum lease payments of $122,374 in the reported quarter.

NOTE 4-SETTLEMENT

On October 17, 2002, a former financial advisor of the Company threatened suit against the Company alleging the Company filed to pay the advisor the monthly preliminary advisory fee owed to the advisor pursuant to the terms of the parties’ March 1, 2001 engagement agreement as amended. The threatened lawsuit sought a total payment of $210,000; a $90,000 minimum advisory fee plus $120,000 preliminary advisory fee at $10,000 per month for twelve months beginning October 2001 to October 2002. Management, after consultation with the legal counsel, believed that the realistic claim amount should have been $90,000. The Company increased the litigation settlement reserve to $90,000 at August 31, 2002.  In January 2003, the Company and the advisor reached a settlement agreement providing that the Company paid $6,000 in cash and transferred an intellectual property right in the Company’s future V4 product specification which was developed by Tata Infotech Ltd.  The advisor agreed to pay the Company a royalty equal to 3% of the net license fees received by the advisor arising from licensing of the product for a period of 36 months.

NOTE 5 – PLAN FOR THE RESTART OF OPERATIONS

On November 8th, 2002, the Board of Directors approved a plan for the restart of service and support to Company’s customers and for the cessation of the wind down of operations. Under this plan, the Company will engage certain subcontractors to provide sales and support through commissions and revenue sharing agreements. The Company has executed a contract with a former employee to provide support, contingent on the first executed customer agreement. On April 9th, 2003, the Company secured its first contract under this plan with Chase Manhattan Bank and consequently will change the basis of its accounting in the quarter ending May 31, 2003 to that of a going concern.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and attached notes and the other financial information included elsewhere in this report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The discussion below and under the heading “Risk Factors” sets forth numerous factors we believe could cause actual results to differ materially from those contemplated by the forward-looking statements. We are not under any obligation to update the information contained in this section.

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

The key objectives of the wind down plan were (1) to conserve the assets of the Company in order to extend operations pending a sale; (2) to maximize the value of the Company’s assets in any sale to third party; and (3) to maintain the value in public shell if possible.

We have net liabilities in liquidation and do not expect to have any cash that could be returned to stockholders. We have sold or disposed of all of our fixed and other tangible assets. We have recognized no revenue following the announcement to begin the orderly wind down. We may not be able to negotiate a settlement of all of the Company’s obligations to its creditors. These include one remaining trade payable with a telecom vendor.

On July 31, 2002, L-R Global Partners, L.P., a Delaware limited partnership, entered into a Stock Purchase Agreement with Steven A. Flagg and Thomas B. Marsh. Pursuant to the Purchase Agreement, Flagg and Marsh acquired 27,264,170 shares of common stock, par value $0.01 per share, of PurchaseSoft, Inc. Such shares constituted all of the shares of the Company held by L-R Global Partners, L.P.

On August 5th, 2002, Steven Flagg and Thomas Marsh were elected as Directors and all of the previous members of the Board resigned as directors and officers of the Company. Immediately subsequent to the meeting, a second Board Meeting was convened, at such time Steven Flagg was appointed Chairman and President, and Thomas Marsh was appointed Secretary and Treasurer. As of April 10th, 2003, we had no employees and no office space.  Administration of the wind down effort and all of the Company’s records had been transferred to the offices of Steven Flagg and Thomas Marsh in La Jolla California.

On November 8, 2002 the Company filed a report on Form 8-K announcing that on November 8th, 2002, the Board of Directors had approved a plan to attempt to restart service to former PurchaseSoft customers, which if successful, would take the Company out of wind down status. President Steven Flagg presented an assessment study for the restart of service to existing PurchaseSoft customers that was requested by the Company in August. Louis Blatt and David Billings completed a customer survey and evaluation of the Company’s product. They reported that a number of customers indicated an interest in signing agreements for maintenance should the Company restart operations.

The assessment was accompanied by a plan to restart service and support for previous customers of PurchaseSoft who are currently without maintenance. Under this plan, the Company would sign agreements with certain former PurchaseSoft employees to provide management, sales and support. These firms would be compensated through subcontracting, commission and revenue sharing agreements, and in some cases the issuance of PurchaseSoft common stock, NSO’s or warrants.

In reaching the decision to restart support operations, the Company has made a commitment to take every action possible to continue support for its customers. This new objective is consistent with the previously stated key objectives of the Company. Those key objectives are (1) to conserve the assets of the Company in order to extend operations pending a sale; (2) to maximize the value of the Company’s assets in any sale to third party; and (3) to maintain the value in public shell if possible.

On April 9th, 2003, the Company signed its first maintenance agreement under the Restart Plan with a Chase Manhattan Bank group in JPMorganCHASE and consequently will cease wind down status.  For the quarter ending May 31, 2003, the Company will use a going concern method of accounting.

Liquidity and Capital Resources

As of February 28, 2003, net liabilities in liquidation were $64,715. Cash and cash equivalents were $8,996. Our primary cash needs are for administrative expenses and professional fees for accounting and SEC filings. Some expenses have been incurred by the Company to restore the previous versions of the Company’s software products from backup tapes to operation servers necessary for customer support.  As of April 10th 2003, we have been able to negotiate settlements with all but one trade payable, a creditor not actively seeking payment.

Certain Business Risks

Stockholders and prospective purchasers of our common stock should carefully consider the following risk factors in addition to the other information appearing in this Quarterly Report on Form 10-QSB.

Stockholders are not expected to receive any distributions from the Company’s wind down.

The Company’s intangible assets may not be sold.

Although we may continue to pursue opportunities to sell or license certain intangible assets there have been no offers for these intangible assets and consequently, we have assigned no value to them in the Statement of Net Liabilities in Liquidation. Sale or license of the Company’s intangible assets will be made on such terms as are approved by the Board of Directors and may be conducted by competitive bidding, public sales or privately negotiated sales. The prices at which we might be able to sell these assets will depend largely on factors beyond our control, including, without limitation, the condition of financial markets, United States and foreign regulatory approvals, public market perceptions, and limitations on transferability of certain assets.

The Company may not settle its remaining obligations to a Creditor.

The Company has certain current and future obligations to creditors. These include, without limitation, a trade payable with a vendor. As part of the wind down process, we will attempt to settle these remaining obligations. We cannot guarantee that we will be able to settle such obligations. If we are unable to reach an agreement with a creditor, that creditor may choose to bring a lawsuit against the Company. Such litigation could delay or even prevent the Company from completing its plans.

We need additional capital to operate our business and a failure to raise this capital or find new sources of revenue will result in completing the liquidation of the Company.

The Company has substantially completed a wind down of operations and unless certain conditions are met the Company will not be able to restart operations and could cease to exist. One of the primary conditions will be the availability of financing for any plan to continue operations. Financing may not be available on terms that are favorable to us, or at all.

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

We have employed no operating management team or personnel. Our ability to generate revenues and our future success may depend upon our ability to attract and retain skilled personnel.

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

Our common stock is traded on the National Association of Securities Dealers OTC Bulletin Board®. Our common stock has historically been highly illiquid. Steven A. Flagg and Thomas B. Marsh, who serve on our Board of Directors, one of whom is President, in the aggregate owned approximately 82% of our common stock as of April 10, 2003. If either of these directors were to sell even a small portion of their total shares in a short time, the market price of our common stock would likely decline dramatically. Further, sales of a substantial number of shares of our common stock by any holder in a short time would likely cause the market price of our common stock to decrease significantly. In addition, the sale of any of these shares may impair our future ability to raise capital through the sale of additional stock.

Your ability to influence the outcome of key transactions is limited because we are controlled by two major stockholders.

The two directors of the Company, one of whom is our President, in the aggregate owned approximately 82% of our common stock as of April 10, 2003. These two directors have enough voting power to approve or disapprove any matters that are determined by a majority vote of our stockholders, which severely limits your ability to influence PurchaseSoft through voting your shares.

If a public trading market for shares of our common stock is not maintained, you may not be able to sell shares of our common stock.

Although shares of our common stock are presently quoted on the OTC Bulletin Board, we cannot assure you that they will continue to be quoted in the future. Furthermore, in contrast to stock that is quoted on the NASDAQ National Market or traded on a national securities exchange, as a result of our stock being quoted on the OTC Bulletin Board, stockholders may:  a) find it more difficult to obtain accurate and timely quotations regarding the bid and asked prices for our common stock; b) experience greater spreads between bid and asked prices; c) be charged relatively higher transactional costs when buying or selling our common stock; and d) encounter more difficulty in effecting sales or purchases of common stock.

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

The Securities and Exchange Commission has adopted regulations imposing limitations upon the manner in which certain low priced securities, referred to as a “penny stock,” are publicly traded. Under these regulations, a penny stock is defined as any equity security that has a market price of less than $5.00 per share, subject to specified exceptions. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with it. Also, under these regulations, some broker-dealers who recommend these types of securities to persons other than established customers and “accredited investors” must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. Trading activities for penny stocks are more difficult for broker-dealers than in the case of securities not defined as penny stocks. Because our common stock may be a penny stock this may have the result of depressing the market for our securities, and a stockholder may find it difficult to sell shares of our common stock.

ITEM 3:  CONTROLS AND PROCEDURES

Management has conducted an evaluation of the design and operation of its disclosure controls and procedures and found no changes have been made to those controls during the period ending February 28, 2003. Management believes its disclosure controls and procedures are adequate to provide timely and accurate reporting of financial results and non-financial material information.

Management has evaluated its internal controls and found no changes have been made to those controls during the period ending February 28, 2003. Management believes the current internal controls and reporting procedures are adequate to provide timely and accurate reporting of financial results.

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

Employee Claim Dismissed on July 22, 2002—On April 12, 2002, another former employee of the Company filed suit against the Company and certain Company employees alleging fraudulent misrepresentation, negligent misrepresentation, breach of employment contract and breach of covenants of good faith and fair dealing. This former employee sought damages for three years of lost compensation pursuant to an employment contract allegedly arising from the vesting schedule of the employee’s stock option plan. Since the employee failed to serve the defendants as required by the Massachusetts Rules of Civil Procedures and the complaint was dismissed without prejudice on July 22, 2002.

Threatened Lawsuit Settled on January 22, 2003—On October 17, 2002, a former financial advisor of the Company threatened suit against the Company alleging the Company filed to pay the advisor the monthly preliminary advisory fee owed to the advisor pursuant to the terms of the parties’ March 1, 2001 engagement agreement as amended. The threatened lawsuit sought a total payment of $210,000; a $90,000 minimum advisory fee plus $120,000 preliminary advisory fee at $10,000 per month for twelve months beginning October 2001 to October 2002. Management completed an agreement to settle the claim on January 22, 2003 for $6,000 and a license for the rights to certain intellectual property related to the development of a new version of the Company’s procurement product.  The Company will receive a royalty of 3% of any revenue generated by sales of products completed using that intellectual property for a period of three years.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	1.	Exhibit 99.1 WRITTEN STATEMENT OF THE CEO PURSUANT TO 18 S.S.C. SECTION 1350

	2.	Exhibit 99.2 WRITTEN STATEMENT OF THE CFO PURSUANT TO 18 S.S.C. SECTION 1350

	3.	Exhibit 99.3 Devonshire Holdings LLC Settlement Agreement dated January 22, 2003

(b)	Reports on Form 8-K

	1.	None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto to be duly authorized.

PurchaseSoft, Inc. (Issuer)

Date: April 10, 2003	/s/ Steven A. Flagg
Steven A. Flagg President and Acting CEO

Date: April 10, 2003	/s/ Thomas B. Marsh
Thomas B. Marsh Secretary, Treasurer and Acting CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on April 10, 2003.

Signature	Title

Steven A. Flagg	Director

Thomas B. Marsh	Director

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

4.                                       The registrant’s other certifying officers an I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.                                       Designed such disclosure controls and procedures to ensure that material information relating to her registrant, including its consolidated subsidiaries, is make known to us by others within those entities particularly during the period in which this quarterly report is being prepared;

b.                                      Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a dated within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls an procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.                                       All significant deficiencies in the design or operation of internal controls which cold adversely affect the registrants’ ability to record, process, summarized and report financial data and have identified for the registrants auditors any material weaknesses in internal controls: and

b.                                      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls: and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not their were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003	/s/ Steven A. Flagg
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

10.                                 The registrant’s other certifying officers an I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.                                       Designed such disclosure controls and procedures to ensure that material information relating to her registrant, including its consolidated subsidiaries, is make known to us by others within those entities particularly during the period in which this quarterly report is being prepared;

b.                                      Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a dated within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls an procedures based on our evaluation as of the Evaluation Date;

11.                                 The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.                                       All significant deficiencies in the design or operation of internal controls which cold adversely affect the registrants’ ability to record, process, summarized and report financial data and have identified for the registrants auditors any material weaknesses in internal controls: and

b.                                      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls: and

12.                                 The registrant’s other certifying officers and I have indicated in this quarterly report whether or not their were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003	/s/ Thomas B. Marsh
Thomas B. Marsh Secretary, Treasurer and Director