Form 10KSB
period 2003-05-31
PURCHASESOFT INC
filed 2003-08-22
CIK 727063

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of The Securities Exchange Act of 1934

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2003;

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 0-11791

PURCHASESOFT, INC.

(Name of Small Business Issuer in its Charter)

Delaware	13-2897997
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer ID No.)

7514 Girard Avenue Suite 1440 La Jolla, CA	92037
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code:	(858) 456-6608

Securities Registered Under Section 12(b) of the Exchange Act:	None
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes   ☐   No   ☒

Issuer’s revenues for its most recent fiscal year:  $ 3,186

The aggregate market value of the common stock, par value $0.01 per share, held by non-affiliates of the Registrant (totaling 6,026,889 shares) was $30,134 as of August 10, 2003 (based upon the closing bid of the Registrant’s common stock on the OTC Pink Sheets on August 10, 2003 of $0.01 per share).  The term affiliate is deemed, for this purpose only, to refer only to directors, officers, and principal stockholders of the Issuer.

State the number of shares outstanding in each of the issuer’s classes of common equity, as of August 10, 2003.

Class	Outstanding

Common Stock, par value $0.01 per share	33,287,267 shares

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report on Form 10-KSB.

PurchaseSoft, Inc.

Annual Report on Form 10-KSB

May 31, 2003

Cross Reference Sheet

WARNING ABOUT FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, this Annual Report on Form 10-KSB contains and may incorporate by reference “forward-looking” statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future.  These statements can be identified by the use of forward-looking terminology such as “may,” “will,” “believe,” “intend,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words.  Variations on those or similar words, or the negatives of those words, also may indicate forward-looking statements.  Although we believe that the expectations reflected in this Annual Report are reasonable, we cannot assure you that our expectations will prove to be correct.  We have included a discussion entitled “Risk Factors” in this Annual Report, highlighting important factors that could cause our actual results to differ materially from our expectations.  If in the future you hear or read any forward-looking statements about us, you should refer back to the discussion in “Risk Factors.”  The forward-looking statements in this Annual Report are accurate only as the date of this Annual Report.  If our expectations change, or if new events, conditions or circumstances arise, we are not required to, and may not, update or revise any forward-looking statement in this Annual Report.

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

Overview

In July 2003 the Company successfully settled the last of the remaining liabilities that had been incurred prior to and during the wind down period.  Management has been completely successful in discharging those liabilities, preserving the intellectual property and public filing status of the Company for the future benefit of all its existing shareholders.  With a clean and newly restated balance sheet at May 31, 2003, the Company can now focus on the future and the task of rebuilding shareholder value.

Before the announcement to wind down the Company in December 2001, PurchaseSoft was positioned to become one of the leaders in eProcurement and eSourcing software.  The Company had been supplying software for procurement since the late 1980’s.  Over 150 manufacturing, insurance, publishing, distribution and financial services firms had installed their software.  PurchaseSoft 5.0 (GT Purchase Pro), the Company’s client-server solution had over 25 active clients and the newer Enterprise solution, PurchaseSmart 3.0 was just gaining traction with four installations.

Unfortunately, the Company suffered the same fate as many others when the tech funding bubble burst, and faced without the ability to raise more capital in the public equity markets, the Board decided to wind down operations and close the Company.  Attracted by projections of substantial growth in the procurement software market, PurchaseSoft investor and senior software executive Steve Flagg teamed with Tom Marsh to purchase controlling interest in the Company in August 2002 and restart operations.

Business Strategy

The Company’s strategy is to acquire the software, intellectual property (IP), customer base and maintenance contracts of software companies with a focus on the procurement, sourcing and supply chain segments of the enterprise software market.  PurchaseSoft was the first of these acquisitions and will serve as a platform.  These acquisitions will be small to medium sized firms that are generally too small to attract the larger workout funds and strategic buyers.

The Company believes there are a substantial number of businesses meeting these criteria due to continued weakness in IT spending, the poor IPO market, and the need for alternative exit strategies for the many VC firms stuck with a portfolio of small software companies.  The collapse of the public markets is especially severe in Germany and there are more than a dozen opportunities the Company is aware of where IP can be acquired at substantial discounts.

PurchaseSoft’s operating strategy for acquisitions is to reduce breakeven to levels sustainable by the businesses’ recurring revenue from maintenance and support.  Products will be repositioned as necessary with emphasis on third party resellers, business partners and OEM channels to leverage the financial return on IP.  Sales and development will be focused on areas that maximize synergies between the Company’s portfolio assets and immediate return on acquired assets.

For example, in the case of PurchaseSoft’s 5.0 product, support was established at nominal cost through an outsourcing agreement and the first two former customers have signed maintenance contracts (JPMorganCHASE and Chiquita Brands).  Customers have been very loyal to this client server product, abandoned by the Company four years ago, so it is being upgraded and will be relaunched as an SME solution in August 2003.  The Company intends to execute a similar strategy with the PurchaseSmart 3.0 product.

Business Model

The Company’s initial financial strategy is to execute using a low overhead model that emphasizes outsourcing, independent contractors, and shared office facilities, particularly at the headquarters level.  Compensation agreements will be structured around partnerships and collaborative development with the primary cash compensation derived from revenue sharing or royalties from revenues.  To the degree possible, the financial management of subsidiary operations will be structured in the same manner.  The Company believes that the aggressive implementation of this strategy will produce short term positive cash flow from operations that will enable the Company to grow without depending on additional rounds of financing.

The Procurement and Sourcing Market

AMR Research projects that the strategic sourcing market will grow to approximately $1.8 billion by 2006. Representing a five-year Compound Annual Growth Rate of 40 percent from 2001, this growth will be driven by maturing software and a growing awareness of the compelling ROI these solutions deliver.  E-procurement and strategic sourcing software applications are among the fastest growing sectors of the enterprise software industry.  This relatively new field of automated sourcing solutions is poised to experience explosive growth as advancements in technology allow the real time capture and manipulation of data previously unavailable in the traditional back office systems.

The software industry has traditionally been focused on reducing costs within an enterprise via Enterprise Resource Planning (ERP) implementations.  This has led to the rise of many large software companies and products.  The advent and subsequent adoption of the Internet provides the ability to reduce costs between companies.  It is estimated that as much as 75% of organizational cost is between buyers and suppliers as opposed to inefficiencies found inside a corporation.  The rapid adoption of outsourcing has also led to the increased need for corporations to collaborate with trading partners within and across industries.  As companies focus on their own core competencies and outsource the rest it becomes increasingly important to be able to manage and monitor those outsourced services.  Manufacturers continually seek new ways to speed time to market and reduce product development and warranty costs while increasing quality.

Many of the software solutions in the market today either support direct or indirect sourcing, but the procurement departments of most organizations have to deal with both types of purchases.  PurchaseSoft supports the purchase of direct and indirect goods and integrates with the proper back office systems.  One of the greatest advantages in implementing sourcing technology is the ability to capture data that can be used to make better purchasing decisions in the future.  Most systems on the market today do not take advantage of this capability and end up automating the process without providing the information required to adapt purchasing behavior.  PurchaseSoft products have a robust set of analytics that are used for this purpose.

Competition

As a software vendor focused strictly on procurement and sourcing solutions since 1985, PurchaseSoft squandered the opportunity to lead the industry during the late 1990’s when today’s procurement software leaders like Ariba, I2, Agile, FreeMarkets, and Commerce One, were just starting.  At the time, procurement solutions were one of the hot sectors of the software industry.  A quick look at the miserable earnings performance of today’s leaders also suggests that PurchaseSoft may be fortunate to have the opportunity to restart with a fresh solution and new strategy.  While these vendors are still far from profitability and critical mass, the big ERP vendors such as SAP, Oracle, PeopleSoft and JD Edwards are extending their applications into procurement and customers are looking for stability and integrated suites of applications.

PurchaseSoft’s strategy and competitive advantage lies in its buyer centric focus and the SME market segment.  The Company’s products are robust and full featured enough for big departments but can be easily repositioned for the SME market.  This market is years away from ERP applications whose implementations are mature enough for most customer IT departments to be considering sophisticated integration projects in Purchasing.  In the meantime, Purchasing Departments need good software tools to combat reduced staff, global sourcing challenges, more extensive outsourcing (more vendors to manage) and pressure to reduce costs.  PurchaseSoft’s strategy calls for it to build a market leading position in sourcing and cataloging applications, stay focused on servicing the needs of the buyer, and lastly provide the procurement back end for requisition and purchase order automation.

The Company

PurchaseSoft is a Delaware corporation that is publicly traded via the OTC: Pink Sheets under the ticker symbol “PURC.PK”.  The new management represented in this plan purchased controlling interest in the Company in August 2002 after the Company had been shut down due to lack of working capital and inability to execute in the marketplace.  A plan, presented herein, has been developed and management is now raising the capital needed to develop sales, upgrade the products and complete one or more acquisitions.

Over the years PurchaseSoft developed relationships with more than 150 customers.   One hundred of these customers have been contacted to assess the possibility of reestablishing contact and supporting their purchasing efforts through the provision of software and services. In today’s economic environment it is increasingly difficult to persuade senior management to replace existing software applications. Fortunately for PurchaseSoft, this has disproportionately delayed the migration of the PurchaseSoft base to other vendor products.  Furthermore, this is causing significant stress for PurchaseSoft’s competitors that have been struggling to carry large overhead and disappointed shareholders through lean times.

Marketing & Sales

PurchaseSoft has targeted small to mid-sized enterprises (SME) for the repositioning of its client server product, PurchaseSoft 5.2.  Previously licensed for up to $75,000 per customer, PurchaseSoft 9.0 will be sold as a self installed, “shrink wrap” solution, available in a “lite” version for a single user at $2,995 with the full featured version for unlimited users at $14,995.  Maintenance is priced at 30% of the license fee.  It will be sold direct through agents, over the Internet and through third party resellers and OEMs such as small ERP vendors.  There are several hundred thousand potential customers in the US.  It will also provide an upgrade path for existing PurchaseSoft and GT Purchase Pro customers such as Chase Manhattan Bank and Chiquita Brands.

The PurchaseSmart 3.0 product will be reintroduced in late 2003 as PurchaseSmart V6 and will be targeted to the mid-sized enterprise market and as a department level application for large companies.  Previously targeted at the large enterprise market with licenses up to $450,000, this mid range solution will be priced between $25,000 and $75,000, sold through commissioned Sales Partners and VARs.  Implementation will be outsourced initially.  Maintenance will be priced at 18% of the license price.  According to independent studies there are up to 10,000 potential customers for this product in US companies from $100 million to $1 billion in revenue.

Sales Strategy

Sales activity for PurchaseSoft is currently limited to the re-signing of maintenance contracts with

former customers and upgrade sales of the new PurchaseSoft 9.0 product.   The Company is setting up two tiers of Sales Partners and Distributors to provide direct and indirect sales of both the new PurchaseSoft 9.0 and PurchaseSmart V6 products.  The Company has allocated 30% of the revenue from new or upgrade license sales for compensation of sales and distribution companies with the breakdown as follows:

Master Sales Partners will be set up with responsibility for direct sales and the establishment of Sales Partners and Distributors.  Master Sales Partners will receive the same commissions as Sales Partners on direct sales and a 10% on the sales of any Sales Partners and Distributors they set up.  Sales Partners will receive commissions of 20% on new licenses, 15% on upgrade licenses, 10% on Professional Services and 5% on the first year of maintenance contracts.  Distributors and VAR’s will receive a 20% discounts from the list price of products purchased but will be limited to the PurchaseSoft 9.0 product that will be designed and configured for distribution.  Initially there will be no territory protection in these agreements with the exception of limiting agreements to the US and Canadian markets.

Marketing

Marketing expense is currently limited to telephone costs, direct mail and sales calls.  The Company’s website was re-launched in February 2003 and has already provided some new leads.  Plans call for enabling the website to accept credit cards for orders for PurchaseSoft 9.0.  Brochures and collateral materials are being developed in-house to support the sales effort. There is nominal trade show and advertising expense planned for the next twelve months, with the exception of an effort to list the Company and its products on Internet based directories and with software resellers.  With the help of Lou De Rose, the Company is working to offer Internet-based procurement training on its website and PurchaseSoft software will be featured in a training course sponsored by the Institute of Supply Management.

Products

In 1977 PurchaseSoft, Inc., formerly Greentree Software, Inc. began operations as a management consulting firm specializing in purchasing and materials management. In 1985, the Company introduced its first software product for purchasing and materials management, Computer Aided Purchasing  (“CAP”), for use on IBM compatible personal computers. Since 1991, all of the Company’s revenues have been derived from the sale and maintenance of software products and services.

“PurchaseSoft 5.0”

In May 1994, the Company released its first Microsoft Windows and client/server based purchasing and materials management software system, GT Purchase PRO. In the fall of 1997, the product name was changed from GT Purchase PRO to PurchaseSoft 5.0 consistent with the wider “enterprise” scope of the Company’s software solution. PurchaseSoft 5.0 solutions provide a complete end-to-end electronic procurement system featuring electronic catalogs, requisitioning, e-mail enabled authorization, request for quotations, quotations, reports and analyses, purchasing, receiving, inventory management, fixed asset management, invoice management and advanced decision support.

PurchaseSoft 5.0 is a full life-cycle suite of software modules for improving the performance of Purchasing and Materials Management. PurchaseSoft 5.0 is compatible with Structured Query Language (“SQL”) databases, client/server architecture, and e-mail. PurchaseSoft 5.0 was an enterprise-wide application developed in PowerBuilder 5.0.

The complete PurchaseSoft 5.0 software suite includes the following modules:

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

Current Development.  The client server product was sold from 1994 to 1999 and had a large installed base.  This product is currently being upgraded to the latest PowerBuilder (Sybase) platform with enhancements for ease of implementation. It will be reintroduced as PurchaseSoft 9.0 in August 2003.  For SMEs seeking to implement Internet/intranet procurement technology with limited IT support and budgets, the Company believes PurchaseSoft 9.0 will be well positioned as the entry level procurement solution.

“PurchaseSmart”, “SourceSmart” and “WebQuote”

In October 1999, the Company released its newest solution, PurchaseSmart, SourceSmart and WebQuote, a Web-based, end-to-end software solution, written in JAVA and HTML, which provides operational support for strategic procurement and e-sourcing.

This PurchaseSmart solution (the “System”) consists of three key components - PurchaseSmart, the core product designed for the purchasing professional, SourceSmart, the easy-to-use casual buyer front-end and WebQuote, which enables supplier participation in the procurement process. The PurchaseSmart solution offers functionality in the areas of Web-based procurement, transaction management, supply chain management and planning & forecasting. The System covers all procurement needs from requisitioning and purchasing through auctioning and advanced analysis.

PurchaseSmart is an integrated suite of software modules that provide Web-based, end-to-end operational support for strategic procurement and e-Commerce. It enables organizations to reduce processing costs and improve productivity, by automating the procurement cycle, linking end-users throughout the organization with approvers and financial systems. PurchaseSmart is designed to connect large numbers of end users, approvers, and administrative personnel through Web based applications that automate procurement and financial processes. The functionality of PurchaseSmart is directed at the purchasing professionals in mid-sized organizations. It provides all the tools that are needed by buyers and purchasing managers to effectively manage the procurement process and supplier performance. PurchaseSmart features the following functionality:

Requisitioning	Electronic Cataloging

Purchase Order Management	Receiving
Request for Quotations (RFQs)	User Self Registration
Auctioning	Advanced Analysis and Reporting
Quotations and Bid Analysis	Data Integration and Migration

Several additional modules can be added to PurchaseSmart allowing the customer to customize the System to match the needs of the organization. These modules are Inventory, Asset Tracking, and Invoice Matching.

SourceSmart is an easy-to-use requisitioning system for the casual user. Written in HTML, SourceSmart is accessed using a Web browser. With SourceSmart, users can scan catalogs, select items, create requisitions and with proper authorization, approve requisitions created by others. The requisitions, depending on business rules, can be converted to purchase orders to be sent directly to suppliers or sent to an approval workflow process as defined by the organization. Information from SourceSmart is immediately available in PurchaseSmart for analysis, so that total corporate spending can easily be controlled and managed.

WebQuote provides buyers with the ability to issue pricing requests and/or initiate auctioning events over the Internet. Suppliers can be specifically invited to participate by an email message directing them to the organization’s auction Web site through a hyperlink. Using the Bid Analysis feature, the competing suppliers’ bids can be analyzed and purchase orders placed with selected suppliers. The auctioning feature and the ability to analyze supplier bids allows for dynamic pricing and reduction in cost of goods purchased.

The PurchaseSmart solution was designed to meet the needs of procurement professionals and the larger organizations within which they work. The System meets these sometime competing needs by incorporating and consistently employing the following key features:

•                  Easy-to-use Interfaces: All features of the PurchaseSmart solution are accessed through a browser-based interface. The user interface is designed to be intuitive and requires minimal training.

•                  E-mail enabled workflow: The System uses an organization’s e-mail infrastructure to implement a flexible workflow process linking requisitioners, buyers, managers, and approvers.

•                  Powerful Analytics: The System actively tracks the procurement activity in an organization. The data collected can be analyzed with the built-in tools that include Buyer/Requisitioner Analysis, Supplier Performance Analysis and Item/Commodity Analysis. These real-time analyses help the key decision-makers make strategic sourcing decisions that result in better control of procurement, improved supplier performance, reduction of “maverick” buying and overall improvements to the full procurement cycle.

•                  Integration Capability: The System can be integrated to existing ERP and legacy systems using the built-in Integration functionality.

•                  Multi-platform Architecture: Based on the Novell exteNd Application Server platform, the System can be hosted on multiple hardware and software configurations such as Microsoft, Sun Solaris, AIX, and Linux on the Intel and Sun architectures. The System supports robust industry standard databases including Microsoft SQL Server and Oracle.

Current Development.  This product is currently being evaluated with the assistance of Novell for an upgrade to the latest Novell release of its platform.  This upgrade project is being managed by PurchaseSoft’s former VP of Software Development.  When complete late this year, this integrated suite of products will be introduced as PurchaseSmart V6.

Development, Support and Professional Services

With the help of Stu Williamson, Vice President Support, the Company has identified the best former PurchaseSoft development and professional services employees for contract development of upgrades, enhancements and implementation.  Development will be contracted on a per project basis, with the Company providing some or all of the development environment and infrastructure.  Initially, developers will be paid from a royalty pool of the revenue generated by the product they worked on.  The Company has relationships with a number of offshore development companies and intends to use those resources to supplement its existing staff and for large new product development efforts.

The Company has contracted with Williamson to configure and maintain a server with the Company’s software for the purpose of supporting the maintenance requirements of its customers and delivery of new licenses.  Williamson has configured an identical server at the Company’s California offices for backup.  Williamson is paid a monthly retainer to maintain the system and be available for customer support.

Professional services will be provided by and managed initially by Williamson as part of the support function. The Company will contract for these services on an as needed basis until revenue is sufficient to sustain an internal organization.

Facilities

As described above in the Business Model section, the Company has no facilities or leased office space.  The Company shares space, telephone, Internet and utility expenses with the offices of Marsh+Flagg, and its consultants and contractors provide their own space as part of their compensation.  It is the Company’s policy to continue this practice for the near term.  Consequently, there is no provision for leased office space in the first year of the Company’s financial plan, except as disclosed separately for acquired operations.

Corporate History and Organization

The Company was founded in 1977 as Greentree Software, Inc.  In November 1998, the Company reincorporated in the State of Delaware by means of a migratory merger and in the process changed its name to PurchaseSoft, Inc. to better reflect its focus. PurchaseSoft is a Delaware corporation that is publicly traded via the OTC: Pink Sheets under the ticker symbol “PURC.PK”.

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

On August 5th, 2002, Steven Flagg and Thomas Marsh were elected as Directors and all of the previous members of the Board resigned as directors and officers of the Company. Immediately subsequent to the meeting, a second Board Meeting was convened, at such time Steven Flagg was appointed Chairman and President, and Thomas Marsh was appointed Secretary and Treasurer. As of August 10th, 2003, we had no employees and no office space.  Administration and all of the Company’s records had been transferred to the offices of Steven Flagg and Thomas Marsh in La Jolla California.

Subsequent to the acquisition of controlling interest in the Company as described above, management has settled the outstanding liabilities, maintained the reporting status of the Company through completion of SEC filings, secured and restored the Company’s intellectual property, signed former customers to maintenance and support, and continues to pursue potential acquisitions.

On November 8, 2002 the Company filed a report on Form 8-K announcing that the Board of Directors had approved a plan to restart service to former PurchaseSoft customers, which if successful, would take the Company out of wind down status. President Steven Flagg presented an assessment study for the restart of service to existing PurchaseSoft customers that was requested by the Company in August.

On April 9th, 2003, the Company signed its first maintenance agreement under the Restart Plan with a Chase Manhattan Bank group in JPMorganCHASE and later that month signed its second agreement with Chiquita Brands.  Consequently the Company ceased wind down status effective March 1st 2003.

In July 2003 the Company successfully settled the last of the remaining liabilities that had been incurred prior to and during the wind down period.  Management has been completely successful in discharging those liabilities, preserving the intellectual property and public filing status of the Company for the future benefit of all its existing shareholders.  With a clean and newly restated balance sheet at May 31, 2003, the Company can now focus on the future and the task of rebuilding shareholder value.

Risk Factors

Stockholders and prospective purchasers of our common stock should carefully consider the following risk factors in addition to the other information appearing in this Annual Report on Form 10-KSB.

History of Losses and Accumulated Deficit; Uncertainty of Future Profitability.

The Company has experienced ongoing losses from operations.  The Company only resumed operations as a going concern in March 2003.  The Company expects that such losses may continue for at least some period until product sales may be generated in sufficient volume to offset expenses.  The Company does not expect to be profitable unless and until such time as sales of its software products and services generate sufficient revenue to fund its operations.

Uncertainty of Market Acceptance of PurchaseSoft Software.

The Company cannot offer any assurance that its PurchaseSoft products and/or the products of any acquired business will achieve and sustain market acceptance.  The Company believes that its history of financial performance has negatively affected its image in the marketplace and that it may have forfeited business from potential customers who expressed concerns about the Company’s financial status and ability to remain solvent.   The Company believes that the ownership and management changes in PurchaseSoft will help position the Company to overcome these past objections.  The Company believes its largest challenge is to gain wide spread market acceptance of its products.  The failure to obtain market acceptance would have a material adverse affect on the Company’s business.

New Management, Ability to Recruit Sales, Service, and Implementation Personnel.

The Company’s management has a very limited history in operating the Company although they are experienced in managing companies with similar challenges similar.  There can be no assurance that the Company’s management will be successful in meeting their planned objectives.  The ability to achieve anticipated revenues is substantially dependent on the ability of the Company to attract on a timely basis and retain skilled personnel, especially key management, sales, support, and development personnel.  The Company believes that its future success will depend in large part on its ability to attract and retain highly skilled technical, managerial, marketing, and professional services personnel to ensure the high quality of products and services provided to its customers.  The Company competes in the market for such personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company.  There can be no assurance that the Company will be successful in attracting and retaining skilled personnel.  The Company’s inability to attract and retain qualified employees would have a material adverse effect on the Company’s business.

Intense Competition.

The software products industry is intensely competitive.  The Company faces competition from several sources ranging from large ERP vendors, medium sized ERP vendors, industry specific vendors and best-of-breed vendors. These best-of-breed competitors have focused on certain market segments.  These competitors all offer software products performing functions similar to the Company’s products.  The market space in which the Company competes is experiencing tremendous growth and this will invite new competitors.  There can be no assurance that competitors do not have or will not offer or develop products that are superior to the Company’s products or that achieve greater market acceptance.  In addition, suppliers of database systems and companies that develop management information software applications for large multinational manufacturers have begun to target the Company’s potential customers and offer applications that compete in its markets.  As a result, competition (including pricing competition) may increase, which could result in price reductions and loss of market share.  The Company may also face market resistance from potential customers within the large installed base of legacy systems, who may be reluctant to commit the time and resources necessary to convert to a web services, client-server or browser-based software product.  As the client-server and/or browser-based computing market expands, a large number of companies, many with significantly greater resources than the Company, may enter the market or increase their market share by acquiring or entering into alliances with competitors of the Company.  There can be no assurance that the Company will be able to compete successfully against its competitors or that the competitive pressures faced by the Company will not adversely affect its financial performance.

Rapid Technological Change and New Products.

The market for the Company’s software products is characterized by rapid technological advances, evolving industry standards, change in end-user requirements, and frequent new product introductions and enhancements.  The introduction of products embodying new technologies and the emergence of new industry standards could render the Company’s existing products and products currently under development as obsolete and unmarketable.  Accordingly, the Company’s future success will depend upon its ability to enhance its current products and develop and introduce new products that keep pace with technological developments, satisfy varying end-user requirements, and achieve market acceptance.  Any failure by the Company to anticipate or respond adequately to technological developments or end-user requirements, or any significant delays in product development or introduction, could severely damage the Company’s competitive position and have a material adverse effect on revenues.  There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely basis or that the Company will not experience significant delays in the future which could have a material adverse effect on the Company’s results of operations.  In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance.

Dependence on a Single Product-Line.

Substantially all of the Company’s revenues are expected to be derived from the sale of software products and related support services.  Accordingly, any event that adversely affects revenue generated from the sale of software or from the professional fees derived from the installation of such products, such as competition from other products, significant flaws in the products, or incompatibility with third party hardware or software products, negative publicity or evaluation, or obsolescence of the hardware platforms or software environments in which the products run, could have a material adverse effect on the

Company’s results of operations.  The Company’s future financial performance will depend on the continued development and introduction of new and enhanced versions of its software and other products and on customer acceptance of such new enhanced products.

Fluctuation in Quarterly Operating Results.

The Company’s revenues and operating results can vary substantially from quarter to quarter.  Sales revenues in any quarter are substantially dependent on aggregate contracting activity and the Company’s ability to recognize revenue in that quarter in accordance with its revenue recognition policies and generally accepted accounting principles.  Revenues may vary from quarter to quarter due to variances in prior quarter contracting activity, which may positively or adversely affect the Company’s future financial performance.  The Company’s sales cycle is relatively long and variable.  The Company’s ability to increase revenue is dependent on its ability to grow sales activity which provides opportunities for consulting, training and subsequent maintenance revenues.  Additionally the Company may not be able to recruit, hire, and train sufficient numbers of qualified consultants to perform such services.  Due to the forgoing, it is likely that in one or more future quarters the Company’s operating results will be below the expectations of public securities market analysts.  In such event, the price of the Company’s Common Stock would likely be materially adversely affected.

Intellectual Property and Proprietary Rights.

The Company relies on a combination of copyright, trademark and trade secret laws, employee and third party nondisclosure agreements, and other industry standard methods for protecting ownership of its proprietary software and business practices.  There can be no assurance, however, that in spite of these precautions, an unauthorized third party will not copy or reverse-engineer certain portions of the Company’s products or obtain and use information that the Company regards as proprietary.  In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to the same extent as do the laws of the United States.  There can be no assurance that the mechanisms used by the Company to protect its software will be adequate or that the Company’s competition will not independently develop software products that are substantially equivalent or superior to the Company’s software products.  The Company expects that, as the number of software products in the industry increases and the functionality of these products further overlaps, software products will increasingly be subject to claims of infringement on third party proprietary rights.  Any such claim, whether with or without merit, could result in costly litigation and require the Company to enter into royalty or licensing arrangements.  Such royalty or license arrangements, if required, may not be available on terms acceptable to the Company or at all.

Need for Additional Capital

The Company will need to raise additional capital to finance its development and acquisition plans.  The availability of financing for any plan will be critical to continue operations.  Financing may not be available on terms that are favorable to us, or at all.

Future Sales of Common Stock

Our common stock is traded on the National Association of Securities Dealers OTC :Pink Sheets®.  Our common stock has historically been highly illiquid.  Steven A. Flagg and Thomas B. Marsh, who serve on our Board of Directors, one of whom is President, in the aggregate owned approximately 69.2% of our common stock as of August 10th, 2003.  If either of these directors were to sell even a small portion of their total shares in a short time, the market price of our common stock would likely decline dramatically.  Further, sales of a substantial number of shares of our common stock by any holder in a short time would likely cause the market price of our common stock to decrease significantly.  In addition, the sale of any of these shares may impair our future ability to raise capital through the sale of additional stock.

Inability to Influence the Outcome of Key Transactions

The two directors of the Company, one of whom is our President, in the aggregate owned approximately 69.2% of our common stock as of August 10, 2003.  These two directors have enough voting power to approve or disapprove any matters that are determined by a majority vote of our stockholders, which severely limits your ability to influence PurchaseSoft through voting your shares.

Maintenance of a Public Trading Market for Shares of Our Common Stock

Although shares of our common stock are presently quoted on the OTC Pink Sheets, we cannot assure you that they will continue to be quoted in the future.  During the period of the Company’s wind down the Company lost its market makers and has declined to establish new market makers until full and substantial operations are underway through product sales or an acquisition.  Furthermore, in contrast to stock that is quoted on the NASDAQ National Market or traded on a national securities exchange, as a result of our stock being quoted on the OTC Pink Sheets, stockholders may:

•                  Find it more difficult to obtain accurate and timely quotations regarding the bid and asked prices;

•                  Experience greater spreads between bid and asked prices;

•                  Be charged relatively higher transactional costs when buying or selling our common stock; and

•                  Encounter more difficulty in effecting sales or purchases of common stock.

Cost of Compliance with Securities Laws

While securities listed on the NASDAQ National Market System or national securities exchanges are in many cases exempt from the registration requirements of state securities laws, securities traded on the OTC Pink Sheets must comply with the registration requirements of state securities laws, which increases the time and costs associated with complying with state securities laws when raising capital.  We cannot assure that this cost of compliance will not have a material adverse effect on the viability of the Company.

Liquidity Reduction due to “Penny Stock” Regulatory Requirements

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

ITEM 2:   DESCRIPTION OF PROPERTY

Administration is being conducted from the offices of Marsh+Flagg.  As of August 10, 2003 the Company’s mailing address is 7514 Girard Avenue, Ste 1440, La Jolla, California.  All of the books and records of the Company are located in the offices of Marsh+Flagg.  The Company maintains no other locations and as of August 10, 2003, with the exception of two servers (in Northboro MA and La Jolla CA), the Company had no other personal property.

ITEM 3:   LEGAL PROCEEDINGS

As of August 10, 2003, there are no lawsuits or threatened lawsuits pending against the Company.  Those lawsuits pending or previously threatened have been resolved as described below.

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

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended May 31, 2003.

PART II:

ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed for quotation under the symbol “PURC.PK” on the National Association of Securities Dealers OTC Pink Sheets®.  The following table sets forth the range of high and low bid quotations of the common stock during the two fiscal years ended May 31, 2003 and May 31, 2002 as reported by OTC Pink Sheets®.

	Bid
Period	High	Low

Fiscal Year Ending May 31, 2003
First Quarter	$0.01	$0.01
Second Quarter	$0.01	$0.01
Third Quarter	$0.001	$0.001
Fourth Quarter	$0.001	$0.001

Fiscal Year Ended May 31, 2002
First Quarter	$1.93	$0.64
Second Quarter	$1.45	$0.35
Third Quarter	$0.42	$0.01
Fourth Quarter	$0.03	$0.01

The closing bid price of the common stock on August 10, 2003 on the OTC Pink Sheets® was $0.01 per share.

Stockholders

As of August 10, 2003, there were approximately 350 holders of record of PurchaseSoft’s common stock.  We believe that, as of August 10, 2003, there were approximately 2,000 beneficial owners of PurchaseSoft’s common stock.

Dividends

The Company has never paid cash dividends on our common stock nor does our Board of Directors anticipate that we will pay cash dividends in the foreseeable future.

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

As part of the effort to attract and compensate individuals to assist in the restart of the Company and conserve cash, the Company made certain verbal and written commitments to issue 4,289,500 shares of common stock. These shares were to be granted as compensation for advisory, M&A, legal, ISP and website hosting, support and sales services.  To minimize any dilution to the public shareholders during the restart period, the Company’s officers agreed to offer their personal shares in satisfaction of the Company’s obligation to be sold in private transactions (in July 2003) to these individuals in the amount indicated at a price of $0.0001 per share.  Accordingly, the total cost of $429 was charged to operations.

ITEM 6:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

In July 2003 the Company successfully settled the last of the remaining liabilities that had been incurred prior to and during the wind down period.  Management has been completely successful in discharging those liabilities, preserving the intellectual property and public filing status of the Company for the future benefit of all its existing shareholders.  With a clean and newly restated balance sheet at May 31, 2003, the Company can now focus on the future and the task of rebuilding shareholder value.

There are several significant events that have occurred during the fiscal years ending May 31 2002 and May 31, 2003 that render comparative discussion of operating results and the Company’s financial condition problematic and essentially useless.

1.               On December 21, 2001, the Company announced the decision to pursue an orderly wind down and cessation of our business operations.

2.               On August 5th, 2002 the Company announced a change in control in that L-R Global sold its 82% interest to Steven Flagg and Tom Marsh.

3.               In the Company’s 10-QSB for the period ending February 28,2003, the Company announced that it would be resuming operations and will begin reporting as a going concern effective March 1st, 2003.

As a result of this decision, the first two quarters of the fiscal year ending May 31, 2002 were reported using a going concern method of accounting under the previous control of L-R Global.  The Company had several offices, dozens of employees and was attempting to develop a new software platform targeted to the Global 1000 Enterprise market.  While the Company has resumed operations and reporting as a going concern with the results of the fourth quarter of the year ending May 31, 2003, the change in control accounting adjustments, the liquidation of all previous assets, liabilities, employees and locations, and the change in business strategy make all comparative analysis with previous operating financial periods irrelevant.

Current Operating Results, Liquidity and Capital Resources

As of the quarter ending May 31, 2003, two customers had executed annual software maintenance agreements and one customer purchased an upgrade to their GT Purchase PRO software resulting in revenue of $3,186.  The Company expects to upgrade and sign maintenance contracts with a majority of the customers still using the PurchaseSoft 5.0 product once the 9.0 upgrade is available.

Operating Expenses and Cost of Service Expense for the quarter were $14,172.  The Company expects these expenses to increase significantly over the next few quarters as a result of costs related to product development, marketing and sales expense for the 9.0 re-launch, and a full-time acquisition search.  The Company does not expect to be profitable or cash flow positive during the first three quarters of the year ending May 31, 2004.

The Company’s cash balance and working capital was $17,182 at May 31, 2003.  The Company intends to finance the projected working capital deficit with short term bridge loans with attached warrants from private investors.  The Company has raised $60,000 as of August 10, 2003.

ITEM 7:   FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

of PurchaseSoft, Inc.

We have audited the balance sheet of PurchaseSoft, Inc. as of May 31, 2003, and the related statements of operations, changes in stockholders’ equity and cash flows for the period from March 1, 2003 to May 31, 2003, and for the period from June 1, 2001 to November 30, 2001. We also have audited the related statements of changes in net liabilities in liquidation for the period from June 1, 2002 to February 28, 2003, and for the period from December 1, 2001 to May 31, 2002.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1 to the financial statements, the Board of Directors approved a plan of liquidation on December 21, 2001 and the Company adopted the liquidating basis of accounting effective December 1, 2001. On November 8, 2002, the Board of Directors approved a plan for the restart of operations and for the cessation of the wind down operations.  As a result, the Company changed its basis of accounting for periods after February 28, 2003 from the liquidating basis to going concern basis.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of PurchaseSoft, Inc. as of May 31, 2003, the results of its operations and its cash flows for the period from March 1, 2003 to May 31, 2003, and for the period from June 1, 2001 to November 30, 2001, and the changes on net liabilities in liquidation for the period from June 1, 2002 to February 28, 2003 and for the period from December 1, 2001 to May 31, 2002, in conformity with accounting principles generally accepted in the United States of America applied on the basis of accounting described in the preceding paragraph.

/s/ Harold Y Spector, CPA

Pasadena, California

August 14, 2003

PURCHASESOFT, INC.

BALANCE SHEET

Year ending May 31, 2003

ASSETS
Current Assets
Cash	$17,938
Total current assets	17,938

Property and equipment, net of accumulated depreciation of $211	1,052

Goodwill	150,803

TOTAL ASSETS	$169,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$12,128
Deferred revenue	15,064
Total current liabilities	27,192

Stockholders’ Equity
Common stock, $0.01 par value, 50,000,000 shares authorized, 33,287,267 shares issued and outstanding	332,873
Paid-in capital	43,155,822
Accumulated deficit	(43,257,062)
231,633
Treasury stock (4,780 shares), at cost	(89,032)
Total stockholders’ equity	142,601

$169,793

See accompanying notes

PURCHASESOFT, INC.

STATEMENT OF OPERATIONS

	Three Months ended June 30, 2003	Six Months ended November 30, 2001
Revenue
Products	$1,250	$—
Services	1,936	199,035
	3,186	199,035
Costs and expenses
Cost of product revenue	—	14,000
Cost of service revenue	1,200	465,044
Sales and marketing	—	2,086,114
General and administrative	12,972	1,447,184
Research and development	—	2,514,006
Total costs and expenses	14,172	6,526,348

Operating (loss)	(10,986)	(6,327,313)

Other Income(expense):
Interest and other income	1,753	46,082
Interest expense	—	(24,381)
	1,753	21,701

Net (loss)	$(9,233)	$(6,305,612)

Loss per share-basic and diluted	$(0.00)	$(0.20)

Weighted average number of shares	33,287,267	31,713,927

See accompanying notes

PURCHASESOFT, INC.

STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION

		Nine Months ended February 28, 2003		Six Months ended May 31, 2002
Net (liabilities) in liquidation at beginning of period		$(207,780)		$(1,716,264)

Sources of Additional Cash:
Vendor refund	21,370		—
Interest income	—		7,614
Sales of property and equipment	—	21,370	63,123	70,737

Additional Use of Cash:
Office costs	(8,938)		(156,303)
Professional fees	(18,370)		(120,047)
Salaries and Payroll Taxes	—		(736,841)
Telephone and utilities	(469)		(11,289)
Other	(7,586)	(35,363)	(587,360)	(1,611,840)

Adjustments of estimated values		157,058		3,049,587

Net (liabilities) in liquidation at end of period		$(64,715)		$(207,780)

See accompanying notes

PURCHASESOFT, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid-in capital	Deferred Stock-based compensation	Accumulated Deficit	Treasury Stock	Total
	Common Stock
	Shares	Amount
Balance at May 31, 2001	26,988,905	$269,889	$39,686,388	$(159,722)	$(36,942,217)	$(89,032)	$2,765,306

Shares adjustment	(3,789)	(38)	(1,894)	—	—	—	(1,932)

Non-statutory stock options issued for services	—	—	8,332	(8,332)	—	—	—

Amortization of deferred compensation	—	—	—	168,054	—	—	168,054

Common stock issued upon exercise of stock option	5,000	50	4,165	—	—	—	4,215

Common stock issued in rights offering	6,297,151	62,972	5,294,500	—	—	—	5,357,472

Net (loss) from June 1, 2001 to November 30, 2001	—	—	—	—	(6,305,612)	—	(6,305,612)

Balance at November 30, 2001,before liquidation	33,287,267	332,873	44,991,491	—	(43,247,829)	(89,032)	1,987,503

Special item - wind down adjustments	—	—	(2,052,218)	—	—	—	(2,052,218)

Balance at February 28, 2003, after liquidation	33,287,267	332,873	42,939,273	—	(43,247,829)	(89,032)	(64,715)

Adoption of push-down accounting	—	—	150,803	—	—	—	150,803

Special item - wind down adjustments	—	—	65,317	—	—	—	65,317

Common stock contributed by officers for services	—	—	429	—	—	—	429

Net (loss) from March 1, 2003 to May 31, 2003	—	—	—	—	(9,233)	—	(9,233)

Balance at May 31, 2003	33,287,267	$332,873	$43,155,822	$—	$(43,257,062)	$(89,032)	$142,601

See accompanying notes

PURCHASESOFT, INC.

STATEMENT OF CASH FLOWS

	Three Months ended May 31, 2003	Six Months ended November 30, 2001
Cash Flows from Operating Activities
Net (loss)	$(9,233)	$(6,305,612)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	211	137,492
Loss on disposal of assets	—	34,552
Provision for bad debt	—	3,981
Options granted for services	—	168,054
Stock contrinuted by officers for services	429	—
Decrease in:
Accounts receivable	—	100,877
Prepaid expenses and other assets	—	94,419
Increase (decrease) in:
Accounts payable and accrued expenses	3,734	(129,180)
Deferred revenue	15,064	39,738
Net cash flow provided by (used in) operating activities	10,205	(5,855,679)

Cash Flows from Investing Activities
Purchase of property and Equipment	(1,263)	(202,514)
Additions to security deposits	—	(268)
Net cash flow (used in) investing activities	(1,263)	(202,782)

Cash Flows from Financing Activities
Proceeds from exercise of options/warrants	—	4,215
Proceeds from issuance of common stock in rights offering	—	3,357,472
Proceeds from issuance of notes payable	—	2,000,000
(Payments) of capital leases	—	(56,839)
Net cash flow provided by financing activities	—	5,304,848

Net increase (decrease) in cash and cash equivalents	8,942	(753,613)

Cash and cash equivalents at beginning of period	8,996	2,358,688

Cash and cash equivalents at end of period	$17,938	$1,605,075

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$24,381
Supplemental schedule of noncash investing and financing activities:
Goodwill incurred on the adoption of push-down accounting	$150,803	$—

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF ACCOUNTING

PurchaseSoft, Inc. (the “Company”) is a provider of strategic e-procurement and e-sourcing solutions to small, medium and large organizations worldwide. PurchaseSmart™, the Company’s flagship e-procurement product enables organizations to automate their procurement processes thereby reducing costs and improve productivity, while providing real-time decision support information to management.

On December 21, 2001, the Board of Directors of the Company approved a plan to wind down the operations of the Company, which included salvaging the value of its assets during the wind down (the “Plan”). The key objectives of the Plan were (1) to conserve the assets of the Company in order to extend operations pending a sale; (2) to maximize the value of the Company’s assets in any sale to third party; and (3) to maintain the value in the public shell if possible. As a result of the adoption of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective December 1, 2001. The liquidation basis of accounting requires the Company to accrue an estimate for all liabilities related to expenses to be incurred during the wind down period. Additionally, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts. The estimated net realizable value of assets represents management’s best estimated of the recoverable value of the assets, net of selling expenses, and without consideration for the effect that the settlement of any litigation may have on the value of the assets.

On November 8, 2002, the Board of Directors approved a plan for the restart of service and support to previous Company’s customers and for the cessation of the wind down of operations. Under this plan, the Company will engage certain subcontractors to provide management, sales and support through commissions and revenue sharing agreements.  With the first new revenue generated in the fourth quarter, the Company changed its accounting method from liquidating basis to going concern basis effective on March 1, 2003.

NOTE 2 – CRITICAL AND OTHER ACCOUNTING POLICIES

Use of Estimates The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue Recognition The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9. The Company recognizes software license revenue at the point when evidence of an arrangement exists, the software products have been shipped, there are not uncertainties surrounding product acceptance, the fees are fixed or determinable and collection of the related receivable is considered probable. In multiple-element software arrangements that include rights to multiple software products, maintenance or services, the Company allocates the total arrangement fee using the residual method. Under the residual method, the fair value of the undelivered maintenance and services elements, as determined based on vendor-specific objective evidence, is deferred and the remaining (residual) arrangement is recognized as software product revenue. Service revenues are comprised of revenues derived from software maintenance agreements and professional services. Maintenance fees are recorded as deferred revenue and recognized ratable over the maintenance period, which is usually twelve months. Professional service revenue is recognized as the services are performed.

Goodwill The Company assesses goodwill for recoverability if the market capitalization of the Company is less than its net assets. The Company measures declines in value of goodwill that are other than temporary using the market value method. The Company measures the market value based on the quoted market price of the Company that is most representative of the fair value of the Company’s common stock multiplied by the number of common shares outstanding.

Stock-based Compensation The Company accounted for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (APO) No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SFAS No. 123 states that equity instruments that are issued in exchange for the receipt of goods or services should be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Under the guidance in Issue 96-18, the measurement date occurs as of the earlier of (a) the date at which a performance commitment is reached or (b) absent a performance commitment, the date at which the performance necessary to earn the equity instruments is complete (that is, the vesting date).

Income Taxes Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Other Accounting Policies

Cash Equivalents For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments The carrying amounts of the financial instruments have been estimated by management to approximate fair value.

Property and Equipment Property and equipment are valued at cost. Maintenance and repair costs are charged to expenses as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of 3 to 7 years. Depreciation expense was $211 for the three months ended May 31, 2003, and was $137,492 for the six months ended November 31, 2001.

Advertising Costs All advertising costs are expensed as incurred. Advertising expense was $0 for the period from March 1, 2003 to May 31, 2003, and $111,424 for the period from June 1, 2001 to November 30, 2001.

Derivatives  In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, which was issued in June 2000.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The Company currently does not use derivative financial products for hedging or speculative purposes and as a result, does not anticipate any impact on the Company’s financial statements.

Loss Per Common Share The Company accounts for income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires that presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Shares excluded from diluted loss per share totaled 25,000 for both reported periods.

Recent Accounting Pronouncements In November 2002, the EITF finalized Issue No. 00-21. “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. However, it does not address when criteria for revenue recognition are met or provide guidance on the appropriate revenue recognition convention for a given unit of accounting.

EITF 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and early application is permitted. Upon adoption, entities may elect to either apply EITF 00-21 prospectively or report the change in accounting as a cumulative-effect adjustment. The Company has not yet determined the effect the adoption of EITF 00-21 will have on its financial condition or results of operations.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees. Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The Company is currently in the process of evaluating the potential impact that the adoption of FIN 45 will have on its consolidated financial statements.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion 25.

In January 2003, the FAS Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have an effect on its consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future, its consolidated financial position or results of operations may be adversely impacted.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45, “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements. The Company does not have any derivative financial instruments. The Company does not anticipate that the adoption of SFAS No. 149 will have an impact on its consolidated balance sheets or statements of operations and cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain instruments that were previously classified as equity on the Company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

The Company currently has no instruments impacted by the adoption of this statement and therefore the adoption did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 – CHANGE IN MAJORITY OWNER

On July 31, 2002, L-R Global sold all of its shares in the Company (approximately 82% of the Company outstanding shares) to two individuals for $10,000. The selling price was later reduced down to $3,000. The Company is not aware of the source of the purchasers’ funds.

As a result of these transactions, the Company adopted push-down accounting and recognized goodwill of $150,803:

Total purchase cost	$3,000

Net working deficit acquired	(147,803)

Goodwill (excess of cost over fair value)	$150,803

Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified assets acquired, is not being amortized but will be reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with SFAS No. 142. Goodwill is expected to be deductible for tax purposes over 15 years under Internal Revenue Code 197.

NOTE 4 – CESSATION OF BUSINESS AND ADJUSTMENTS OF ESTIMATED VALUES

On December 21, 2001, the Company announced that it was suspending its operations effectively immediately and was commencing an orderly wind down of its operations. All employees were terminated by April 2002.  Management believed that disposal of the Company’s assets in an orderly wind down taking approximately six to twelve months would yield enough cash to pay all of the general creditors on a pro rata division of the Company’s available cash. Creditors were offered eleven cents on every dollar of the amount owned. Negotiations with unsecured and secured creditors have been successful and management believes that bankruptcy proceedings have been avoided.

Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting were not significant and have been ignored. The initial adjustment increased net liabilities by $3,705,699 from net asset of $1,989,435 to net liabilities of $1,716,264, as follows:

	Historical Basis	Estimated Liquidation Value
Cash	$1,605,075	$1,605,075
Customer accounts	14,969	—
Prepaid expense and other assets	397,648	335,861
Property and equipment	1,092,830	160,000
Unsecured vendor accounts	(297,424)	(352,616)
Capital lease obligations	(166,599)	(166,599)
Accrued expenses	(582,514)	(3,297,985)
Deferred revenue	(74,550)	—

	$1,989,435	$(1,716,264)

NOTE 5 – SPECIAL ITEMS-WIND DOWN ADJUSTMENTS

On November 8, 2002, the Board of Directors approved a plan for the restart of service and support to previous Company customers and for the cessation of the wind down of operations. Under this plan, the Company will engage certain subcontractors to provide management, sales and support through commissions and revenue sharing agreements.  With the first new revenue generated in the fourth quarter, the Company changed its accounting method from liquidating basis to going concern basis effective on March 1, 2003. All wind down costs and adjustments incurred in the liquidation period are then eliminated by a transfer from paid-in capital.

A summary of the paid-in capital and the effects of the adoption of the going concern basis from liquidation basis on the paid-in capital follow:

Paid in capital at November 30, 2001, prior to liquidation	$44,991,491

Initial adjustment to liqudation value at November 30, 2001.	(3,705,699)

Wind down costs and adjustments:
Wind down costs incurred	(1,553,164)
Adjustments of estimated values	3,206,645

Paid in capital at February 28, 2003,	42,939,273

Wind down adjustments after 2/28/03	65,317

Paid-in capital after liquidation	$43,004,590

NOTE 6 – INCOME TAXES

Since gains and losses from liquidating activities are taxable and deductible when they are realized, the tax bases of assets and liabilities differ from their estimated liquidation values.  A deferred tax liability is recognized for the basis difference, and a deferred tax asset is recognized for carryforwards, as follows:

	2003	2002
Operating loss carryforwards	14,998,208	14,820,000
Amortization of goodwill	(3,267)	—
Other temporary differences, net	402,572	450,298
Valuation allowance	(15,397,513)	(15,270,298)
Net deferred tax asset	$—	$—

At May 31, 2003, net federal operating losses of approximately $38 million are available for carry forward against future years’ taxable income and expire at various times from 2004 through 2023. The Company’s ability to utilize its federal net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.

NOTE 7 – STOCKHOLDERS’ EQUITY

During the fiscal years ended May 31, 2003 and 2002, the following equity placements occurred:

Fiscal year ended May 31, 2003

As part of the effort to attract and compensate individuals to assist in the restart of the Company and conserve cash, the Company made certain verbal and written commitments to issue 4,289,500 shares of common stock. These shares were to be granted as compensation for advisory, M&A, legal, ISP and website hosting, support and sales services.  To minimize any dilution to the public shareholders during the restart period, the Company’s officers have agreed to offer their personal shares in satisfaction of the Company’s obligation to be sold in private transactions to these individuals in the amount indicated at a price of $0.0001 per share.  Accordingly, the total cost of $429 was charged to operations.

Fiscal year ended May 31, 2002

In June 2001, the Company issued 5,000 shares of the Company’s common stock upon the exercise of employee stock options at $0.84 per share..

On July 31 2001, the Company granted non-transferable rights to its stockholders of record on the record date established in connection with the rights offering to purchase up to an aggregate of 12,000,000 shares non-transferable rights to purchase of the Company’s common stock at $0.88 per share.  Each stockholder received 0.41 rights or such other number as the President of the Company may determine such that the aggregate proceeds from the offering will be not more than $10,000,000 for each share of common stock held on the record date. Upon the closing of rights offering on September 7, 2001, the Company had issued 6,297,151 shares of its common stock and raised $3.3 million, net of offering expense of $200,000.

On May 31, 2001, the Company converted the L-R Global Partners, L.P. (“L-R Global”), a majority shareholder, demand promissory notes and accrued interest, totaling $10,457,808 into 11,883,873 shares of the Company’s common stock with a par value of $0.01. This conversion was done pursuant to the conversion agreement the Company entered into with L-R Global on April 12, 2001. The Company agreed to convert this debt and accrued interest into common shares using the last reported sale price of the Company’s common stock on April 12, 2001, which was $0.88 per share.

NOTE 8 – STOCKS OPTIONS AND WARRANTS

Stock Options

The Company maintains two Stock Option Plans, the 1997 Stock Option Plan and the 1994 Stock Option Plan, under which stock options can be granted to consultants, key employees, directors, and officers of the Company. Generally, options granted vest over a period of between two to three years and expire five to ten years from the date of grant and are issued with an exercise price equal to the market value of the Company’s common stock on the date of grant. As of May 31, 2003 and 2002, there were no option shares outstanding under the Plans since all employees were terminated.

The summary of outstanding options under the plan is as follows:

	1994 Plan	1997 Plan	Total	Weighted Average Exercise Price
Outstanding at May 31, 2001	33,333	3,507,332	3,540,665	$1.62
Granted	—	427,500	427,500	0.82
Exercised	—	(5,000)	(5,000)	(0.84)
Expired and Cancelled	(33,333)	(3,929,832)	(3,963,165)	(1.54)

Outstanding at May 31, 2002	—	—	—	—
Granted/Exercised/Expired	—	—	—	—

Outstanding at May 31, 2003	—	—	—	$—

Stock Warrants

As of May 31, 2003 and 2002, the Company had warrants to purchase up to 25,000 shares of the Company’s common stock at an exercise price of $3.47 per share.   The warrants expire on February 10, 2005.  At May 31, 2003, all warrants are “out of the money”.

A summary of the status of the Company’s warrants as of May 31, 2003 and 2002, and changes during the year then ended is presented below:

	2003		2002
	Number of Warrants	Weighted Average Exercise Price Per Share	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	25,000	$3.47	374,800	$1.18
Expired	—	—	(349,800)	(1.02)
Outstanding at end of year	25,000	$3.47	25,000	$3.47

Exercisable at end of year	25,000	$3.47	25,000	$3.47

NOTE 9 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months ended May 31, 2003	Six Months ended November 30, 2001
Numerator:
Net (Loss)	$(9,233)	$(6,305,612)

Denominator:
Weighted Average of Common Shares	33,287,267	31,713,927

Net Loss per Share-basic and diluted	$(0.00)	$(0.20)

NOTE 10 – RELATED PARTY TRANSACTION

On July 18, 2001, the Company borrowed $2 million from L-R Global and signed a demand promissory note in return. On August 28, 2001, L-R Global cancelled the note as partial payment towards its irrevocable subscriptions of its rights in the rights offering disclosed in Note 7.

NOTE 11 – COMMITMENT AND CONTINGENCIES

Management Consulting Agreements

On May 30, 2003, the Company entered into management consulting agreements with the Company’s President and the Company’s Secretary and Treasurer. The agreements provided that both officers are entitled to receive compensation for their services rendered, as follows:

1.               The Company will pay a commission of 10% of revenue per month from software licenses, upgrade, maintenance, hosting and professional services up to a maximum of $10,000 per month.

2.               The Company will pay a management fee of $10,000 at closing and $3,000 per month for each acquisition completed by the Company provided the aggregate value of the acquisition at closing is over $500,000. The total commission and management fees to be paid shall be limited to

$15,000 per month.

3.               The Company will pay a commission of 2% on the net proceeds received by the Company from any debt or equity financing whose aggregate value exceeds $100,000. The maximum paid will be up to $50,000 per transaction.

The agreements are automatically renewable for successive one year at the same terms.

Consulting Agreement

The Company also executed a Consulting Agreement with a former employee who agrees to serve as the Company’s Vice President of Support for a monthly retainer fee of $1,200 commencing May 2003.

Pending Litigation

On April 12, 2002, a former employee of the Company filed suit against the Company and certain Company employees alleging fraudulent misrepresentation, negligent misrepresentation, breach of employment contract and breach of covenants of good faith and fair dealing. This former employee sought damages for three years of lost compensation pursuant to an employment contract allegedly arising from the vesting schedule of the employee’s stock option plan. Since the employee failed to serve the defendants as required by the Massachusetts Rules of Civil Procedures and the complaint was dismissed without prejudice on July 22, 2002. While the applicable stature of limitations has not expired for these alleged claims, the likely outcome of this lawsuit cannot be assessed.

NOTE 12 – SUBSEQUENT EVENTS

Note payable with detachable warrants

On July 14, 2003, the Company issued a note payable of $60,000 to raise operating capital.  The note carries interest at 6% per annum and is due and payable within 150 days. In addition, the Company granted the creditor stock warrants to purchase up to 175,000 shares at an exercise price of $0.01 per share commencing August 1, 2003. The warrants expire on December 31, 2003.

Business Acquisition and Private Placement Offering

On May 30, 2003, the Board of Directors approved a plan to acquire a company out of bankruptcy proceedings in Germany for $600,000.  The Company’s bid for this company was not accepted and the Company is pursuing other acquisition prospects.  The Company plans a private placement offering of the Company’s common stock to raise $1,020,000 for 8,500,000 shares at $0.12 per share. The offering is contingent on the completion of an acquisition.

ITEM 8:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A: CONTROLS AND PROCEDURES

Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART III:

ITEM 9:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth our directors and executive officers as of August 10, 2003, their ages and the positions held by them:

Name	Age	Position with Company	Year Became Officer or Director

Steven A. Flagg

44

President and Director

2002

Thomas B. Marsh

49

Treasurer/Secretary and Director

2002

Werner Kuno Loechle

52

Vice President International

2003

Stuart Williamson

57

Vice President Support

2003

Lou De Rose

65

Director of Strategic Services

2003

Steven A. Flagg (44) President and Chairman.  Mr. Flagg has served as the President, Chairman and as a Director since August 5th, 2002. Mr. Flagg is Managing Partner and co-founder of Marsh+Flagg, a merger and acquisition advisory firm in La Jolla, California.  Prior to Marsh+Flagg, Flagg was an active individual investor and turnaround consultant to early stage technology companies, including Findcom, PurchaseSoft, and PointPoint.Com.  Flagg moved to La Jolla from Paris after several successful management assignments building international sales and consulting operations for companies such as KnowledgeWare and Sterling Software.  At Sterling, Flagg served as VP of Business Development for International where he led European M&A activity.  Flagg built the international business of financial software provider SS&C.   SS&C completed a $50 million IPO led by Hambrecht and Quist and Alex Brown.  Prior to Paris, Flagg was a successful software sales executive in NYC working for University Computing Company (acquired by CA), Oracle and KnowledgeWare.  Flagg graduated from SUNY Brockport NY with a major in business and sociology.

Thomas B. Marsh (49) Secretary/Treasurer.  Mr. Marsh has served as Secretary and Treasurer and as a Director since August 5th, 2002.  Mr. Marsh is a Partner and co-founder of Marsh+Flagg.  Marsh+Flagg is a merger and acquisition advisory firm with offices in La Jolla & Newport Beach, California and Stuttgart Germany. Marsh is responsible for accounting, finance, SEC compliance and business development for the Company.  Marsh brings strong SME, startup, turnaround, operations, acquisition and consulting skills to the firm from a number of industries, including electronics, petroleum, software and contract manufacturing.  Prior to PurchaseSoft and Marsh+Flagg, Marsh was COO at Co-Mack Technology, CEO of Emark Corporation and President of Spectrum Companies International.  Marsh attended Williams College with a major in economics.

Werner Kuno Loechle (52) Vice President International. Mr. Loechle has been part of the business development team at the Company since August 2002 with the responsibility for acquisitions and partner development in Europe.  Loechle is founder and CEO of Profund Management Consulting GmbH and a Partner in Marsh+Flagg, La Jolla, CA.  He is a former Ernst & Young Partner and Geschaeftsfuehrer (Stuttgart, then Paris), and served as Senior Vice President Worldwide KnowledgeWare, Paris. He was CIO in Pharmacia for five years implementing ERP in European operations. He was also on the Board of a Bombay based software company when they executed their IPO. He negotiated for E&Y an international partnership with SAP and served as CEO in two Internet and software companies.  His focus is on funding, M&A, turnaround, and interim management in the Information Technology industry.

Stuart Williamson (57) Vice President Support. Mr. Williamson has been a part of the PurchaseSoft restart team since January 2003 and is responsible for sales and customer support.  With a strong background in software and hardware support, and detailed knowledge of PurchaseSoft’s products, he has been instrumental in establishing a support infrastructure and the re-signing of maintenance agreements with PurchaseSoft customers.  Williamson rejoined the Company after serving as Sr. Quality Engineer from 1998 to 2001.  Prior to PurchaseSoft, Williamson worked for Microsystems Software, Datawatch, Merisel and others as director of technical support services.  He is a Microsoft Certified Professional and has good working knowledge of Microsoft SQL, Oracle 8i, Sybase, Rational, ClearQuest, SQA, WebLoad, PowerBuilder and Silverstream.  He graduated Cum Laude from Central New England College and received his MBA from Nichols College.

Lou De Rose (65) Director of Strategic Services.  Mr. De Rose has been a part of the PurchaseSoft restart team since August 2002 and is responsible for developing procurement consulting services and procurement training.  De Rose is a pioneer in the development of Supply Chain Management.  His years of consulting and training for telecommunications, computer, and electronics-related companies on procurement, logistics, and outsourcing uniquely prepares him to apply that experience to a variety of industries.  He writes extensively for the business press, and is an accomplished public speaker.  He is the author of the books “How to Negotiate Purchase Prices”, “Value Buying”, and more recently, “The Value Network”.  Mr. De Rose has trained thousands of executives, managers, engineers, and other professionals on how to implement world-class procurement and logistics practices.  He is a former Professor and Chairman of the Business Management Department at Fordham University, and taught at Cornell and Manhattan College.  De Rose is an Arbitrator on contract and trade disputes with the American Arbitration Association; is a Certified Consultant with the Institute of Management Consultants; and has served on the Procurement Advisory Committee of the United States Senate.

Board of Directors.  The Board is currently made up of Steve Flagg and Tom Marsh.  Once the Company resumes full operations, either through an acquisition or organic growth, a Board of at least five directors will be elected.  The other directors will include two outside directors that will be selected on the basis of qualifications to head the audit and compensation committees.

Family Relationships

There are no family relationships among any of the directors or executive officers.

Section 16(A) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors and certain of our officers and persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in ownership to the Securities and Exchange Commission and to us.  Specific due dates have been established and we are required to report in this Annual Report on Form 10-KSB any failure to file by these dates during the fiscal year ended May 31, 2002.  Based on our review of copies of these reports and the forms available to us by the previous management, all forms were filed in a timely manner.

ITEM 10:   EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth information regarding executive compensation for the fiscal years ended May 31, 2003, 2002, and 2001 of our Chief Executive Officers and our other most highly compensated executive officers whose compensation for fiscal 2003 exceeded $100,000.

			Annual Compensation		Long Term Compensation
Name and Principal Position	Year		Salary ($)	Bonus ($)	Awards Options (#)	All Other Compensation ($)

Steven A. Flagg	2003	(4)	—	—	—	—
President

Thomas B. Marsh	2003	(5)	—	—	—	—
Secretary and Treasurer

Donald L. LaGuardia	2003	(1)	—	—	—	—
President and Chief	2002		—	—	—	$102,083	(2)
Executive Officer	2001		—	—	400,000	$341,048	(3)

1.               Mr. LaGuardia was appointed Chief Executive Officer by the Board of Directors on August 14, 2000 and resigned effective August 5th, 2002

2.               Represents $102,083 in cash compensation paid to L-R Global Managers for the services of Mr. LaGuardia.

3.               Represents $51,042 in cash compensation paid to L-R Global Managers for the services of Mr. LaGuardia.  Also includes $290,006 in non-cash compensation charges associated with two non-statutory stock option grants issued to Mr. LaGuardia.

4.               Steven Flagg succeeded Mr. LaGuardia on August 5th 2002 and received no compensation during fiscal year 2003.

5.               Thomas Marsh succeeded Terry Bartz as Secretary and Treasurer on August 5th, 2002 and received no compensation during fiscal year 2003.

Option/SAR Grants in Last Fiscal Year

No option was granted to the officers during the fiscal year ended May 31, 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Officers did not hold any options during the fiscal year ended May 31, 2003, and there were no unexercised options held at the end of such fiscal year by the officers.

Executive Employment Agreements

Management Consulting Agreements

On May 30, 2003, the Company entered into management consulting agreements with the Company’s President and the Company’s Secretary and Treasurer. The agreements provided that both officers are entitled to receive compensation for their services rendered, as follows:

1.               The Company will pay a commission of 10% of revenue per month from software licenses, upgrade, maintenance, hosting and professional services up to a maximum of $10,000 per month.

2.               The Company will pay a management fee of $10,000 at closing and $3,000 per month for each acquisition completed by the Company provided the aggregate value of the acquisition at closing is over $500,000. The total commission and management fees to be paid shall be limited to $15,000 per month.

3.               The Company will pay a commission of 2% on the net proceeds received by the Company from any debt or equity financing whose aggregate value exceeds $100,000. The maximum paid will be up to $50,000 per transaction.

The agreements are automatically renewable for successive one year at the same terms.

Consulting Agreement

The Company also executed a Consulting Agreement with a former employee who agrees to serve as the Company’s Vice President of Support for a monthly retainer fee of $1,200 commencing May 2003.

Director Compensation

At the current time, our directors receive no compensation for their service as directors.

ITEM 11:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of August 10, 2003, as reported to us, as to the beneficial ownership of our common stock by each director, each named officer, by all directors and executive officers as a group and each person known to us to be the beneficial owner of more than 5% of our issued and outstanding common stock as of August 10, 2003 or other date noted below.  Unless otherwise specified, the address of each beneficial owner is c/o PurchaseSoft, Inc., 7514 Girard Ave Ste 1440, La Jolla California 92037.  As of August 10, 2003, 33,287,267 shares of common stock were outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percentage of Outstanding Shares of Common Stock Owned (2)
Steven A. Flagg (3)	11,917,647	35.80

Thomas B. Marsh (4)	11,119,420	33.40

Werner Loechle	1,000,000	3.00

Stuart Williamson	240,000.72

All current directors and executive officers as a group (4 persons)	24,277,067	72.92%

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

(2)                                  The percent of class calculation is based on 33,287,267 shares of PurchaseSoft’s common stock being issued and outstanding as of June 18, 2003 and effect being given, where appropriate, pursuant to Rule 13d-3(d)(1)(i) under the Exchange Act, to any option or warrant then exercisable or exercisable within 60 days thereafter.

(3)                                  Includes 300,000 shares held by his children

(4)                                  Includes 700,000 shares held by his children

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As disclosed in the Company’s 8-K filing on August 5, 2002, Don LaGuardia and L-R Global have resigned their positions with the Company and L-R Global sold its stock in PurchaseSoft to Steven A. Flagg and Thomas B. Marsh.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following exhibits, which are designated with a footnote reference, are incorporated by reference to a prior registration statement declared effective under the Securities Act or a periodic report file pursuant to Section 13 of the Exchange Act.  Exhibits designated with an asterisk are filed with this report.

Number	Exhibit
2.1	Agreement and Plan of Merger, dated November 10, 1998, by and between PurchaseSoft, Inc., a Delaware corporation, and Greentree Software, Inc., a New York corporation. (1)

3.1	Certificate of Incorporation of the Company. (1)

3.2	Amendment to Certificate of Incorporation of the Company. (10)

3.3	By-laws of the Company. (1)

4.1	Specimen Certificate for Shares of Common Stock. (6)

10.1	The Company’s Stock Option Plan of 1987. (2)

10.2	The Company’s Stock Option Plan of 1994. (3)

10.3	The Company’s 1997 Stock Option Plan. (4)

10.4	Registration Rights Agreement dated as of December 25, 1995 among the Company and certain of its Shareholders. (5)

10.5	Registration Rights Agreement dated as of April 23, 199 among the Company and certain of its Shareholders. (5)

10.6	Registration Rights Agreement dated October 25, 1996 between the Company and certain of its Shareholders. (4)

10.7	Form of Warrant issued to Wm. Smith Securities & Gilmore & Co. (A substantial number of these warrants have been assigned to L-R Global Partners, L.P.) (5)

10.8	Form of Warrant issued to TIS Acquisitions and Management Group, Inc., The Travelers Indemnity Company, and Mark Cahill, dated October 25, 1996. (4)

10.9	Form of Warrant issued to Wm. Smith Securities, Inc., dated October 25, 1996. (A substantial number of these warrants have been assigned to L-R Global Partners, L.P.) (4)

10.10	Form of Warrant issued to Wm. Smith Securities, Inc., dated October 25, 1996. (A substantial number of these warrants have been assigned to L-R Global Partners, L.P.) (4)

10.11

Promissory note dated March 23, 2000, of PurchaseSoft, Inc. to L-R Global Partners, L.P. (This note is no longer outstanding.  It was converted into common stock at May 31, 2001 under a conversion agreement dated April 12, 2001 between the Company and L-R Global.)  (7)

10.12	Lease agreement between the Company and Flanders Westborough Delaware, Inc. (8)

10.13	Lease agreement between the Company and Office Associates L.L.C. (8)

10.14	Management consulting agreement dated as of August 15, 2000 by and between the Company and Donald S. LaGuardia. (9)

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

10.20

Demand promissory note dated July 18, 2001, of PurchaseSoft, Inc. to L-R Global Partners, L.P.  (This note is no longer outstanding.  It was cancelled on August 28, 2001as partial payment towards L-R Global’s irrevocable exercise of its subscription rights in the rights offering.  (13)

10.21

Stock Purchase Agreement Dated July 31, 2002 by and between L-R Global Partners, L.P. and Steven A Flagg and Thomas B. Marsh concerning the sale of all of L-R Global’s stock in PurchaseSoft to Flagg and Marsh.  (14)

10.22	Management consulting agreement dated May 30, 2003 by and between Company and Steven A. Flagg. (15)

10.23	Management consulting agreement dated May 30, 2003 by and between Company and Thomas B. Marsh. (15)

10.24	Management consulting agreement dated May 2003 by and between Company and Stuart Williamson. (15)

23.1	Consent of Spector & Wong LLP *

31.1	Certifications of the President & CEO

31.2	Certifications of the Secretary/Treasurer & CFO

32.1	Written statement of the CEO pursuant to 18 SSC Section 1350

32.2	Written statement of the CFO pursuant to 18 SSC Section 1350

Footnotes:

(1)           Incorporated herein by reference to the Company’s Report on Form 8-K, filed on November 25, 1998.

(2)                                  Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1991.

(3)                                  Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 1994.

(4)                                  Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997.

(5)                                  Incorporated herein by reference to the Company’s Registration Statement on Form S-1, File No. 333-45475.

(6)                                  Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended May 31, 1999.

(7)                                  Incorporated herein by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended February 29, 2000.

(8)                                  Incorporated herein by reference from the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000.

(9)                                  Incorporated herein by reference from the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended August 31, 2000.

(10)                            Incorporated herein by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2000.

(11)                            Incorporated herein by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended February 28, 2001.

(12)                            Incorporated herein by reference from the Company’s Form S-3 Registration Statement, File No.333-60890 filed on May 14, 2001.

(13)                            Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 25, 2001.

(14)                            Incorporated herein by reference to the Company’s Report on Form 8-K, filed on August 5, 2002.

(15)                            Incorporated herein by reference to the Company’s Report on Form 8-K, filed on June 11, 2003.

REPORTS ON FORM 8-K

1.                                       None

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The fees paid to the Company’s principal accountant, Spector & Wong for professional services rendered for the annual audit and quarterly review of the Company’s financial statements were $7,500 for the year ending May 31, 2002 and $12,000 for the year ending May 31, 2003.

Audit Related Fees

There were no fees paid to the Company’s principal accountant, Spector & Wong pursuant to Item 9(e)(1) of Schedule 14A other than those fees reported under Audit Fees above.

Tax Fees

The fees paid to the Company’s principal accountant, Spector & Wong for professional services rendered for the filing of state, local and federal tax returns were $2,100 for the year ending May 31, 2002 and $1,700 for the year ending May 31, 2003.

All Other Fees

There were no other fees paid to the Company’s principal accountant, Spector & Wong for professional services for or during the years ending May 31, 2002 and May 31, 2003.

Other

All fees paid were approved by the Company’s Board of Directors and none of the hours expended on the Company’s audit and tax requirements were performed by persons other than those employed full-time by Spector & Wong.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto to be duly authorized.

PurchaseSoft, Inc.
(Issuer)

Date: August 20, 2003	/s/ Steven A. Flagg

Steven A. Flagg
President and Acting CEO

Date: August 20, 2003	/s/ Thomas B. Marsh

Thomas B. Marsh
Secretary, Treasurer and Acting CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on August 20, 2003.

Signature	Title

/s/ Steven A. Flagg	Director
Steven A. Flagg

/s/ Thomas B. Marsh	Director
Thomas B. Marsh