Form 10QSB
period 2003-08-31
PURCHASESOFT INC
filed 2003-10-15
CIK 727063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

Class	Outstanding at October 10, 2003
COMMON STOCK, PAR VALUE $0.01 PER SHARE	33,287,267 SHARES

PURCHASESOFT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMPANY FOR WHICH REPORT IS FILED: PURCHASESOFT, INC. (THE “COMPANY”)

PURCHASESOFT, INC.

BALANCE SHEET (Unaudited)

August 31, 2003

ASSETS
Current Assets
Cash	$9,199
Total current assets	9,199

Property and equipment, net of accumulated depreciation of $337	926

Goodwill	150,803

TOTAL ASSETS	$160,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$18,648
Deferred revenue	10,814
Short-term note payable	60,000
Total current liabilities	89,462

Stockholders’ Equity
Common stock, $0.01 par value, 50,000,000 shares authorized, 33,287,267 shares issued and outstanding	332,873
Paid-in capital	43,155,822
Accumulated deficit	(43,328,197)
160,498
Treasury stock (4,780 shares), at cost	(89,032)
Total stockholders’ equity	71,466

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$160,928

PURCHASESOFT, INC.

STATEMENT OF OPERATIONS (Unaudited)

For three months ending August 31, 2003

Revenue
Services	$4,250

Costs and expenses
Cost of service revenue	3,600
Sales and marketing	264
General and administrative	69,446
Research and development	1,625
Total costs and expenses	74,935

Operating (loss)	(70,685)

Other expense
Interest expense	(450)
(450)

Net (loss)	$(71,135)

Loss per share-basic and diluted	$(0.00)

Weighted average number of shares	33,287,267

PURCHASESOFT, INC.

STATEMENT OF CASH FLOWS (Unaudited)

For three months ending August 31, 2003

Cash Flows from Operating Activities:
Net (loss)	$(71,135)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	126
Increase (decrease) in:
Accounts payable and accrued expenses	6,520
Deferred revenue	(4,250)
Net cash flow used in operating activities	(68,739)

Cash Flows from Investing Activities:	—

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	60,000
Net cash flow provided by financing activities	60,000

Net (decrease) in cash	(8,739)

Cash balance at beginning of period	17,938

Cash balance at end of period	$9,199

PURCHASESOFT, INC.

STATEMENT OF CHANGES OF NET LIABILITIES IN LIQUIDATION (Unaudited)

For three months ending August 31, 2002

Net (liabilities) in liquidation as of May 31, 2002		$(207,780)

Sources of Additional Cash:
Vendor Refund		653

Additional Use of Cash:
Office costs	(207)
Professional fees	(6,769)
Telephone and utilities	(469)
Other	(628)	(8,073)

Adjustments of estimated values		(64,066)

Net (liabilities) in liquidation as of August 31, 2002		$(279,266)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

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

On November 8, 2002, the Board of Directors approved a plan for the restart of service and support to previous Company’s customers and for the cessation of the wind down of operations. Under this plan, the Company engaged certain subcontractors to provide management, sales and support through commissions and revenue sharing agreements.  With the first new revenue generated in the fourth quarter of fiscal year ended May 31, 2003, the Company changed its accounting method from liquidating basis to going concern basis effective on March 1, 2003.

Presentation of Interim Information The financial information at August 31, 2003 and for the three months then is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2003.

The results for the three months ended August 31, 2003 may not be indicative of results for the year ending May 31, 2004 or any future periods.

For the prior year, the financial statements for the three months ended August 31, 2002 were prepared on the liquidation basis of accounting, which contemplates realization of assets at their net realizable value and satisfaction of liabilities at their anticipated settlement amounts.

Goodwill The Company assesses goodwill for recoverability if the market capitalization of the Company is less than its net assets. The Company measures declines in value of goodwill that are other than temporary using the market value method. The Company measures the market value based on the quoted market price of the Company that is most representative of the fair value of the Company’s common stock multiplied by the number of common shares outstanding.  The Company did not recognize any impairment loss for goodwill in the reported period.

Loss Per Common Share The Company accounts for income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires that presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Shares excluded from diluted loss per share totaled 83,333 on August 31, 2003.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  In the near term, the Company expects operating costs to continue to exceed funds generated from operations.  As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future.  The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations.  As a result, operations in the near future are expected to continue to use working capital.

Management is currently involved in active negotiations to obtain additional financing and actively increasing marketing efforts to increase revenues. The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SHORT-TERM NOTE PAYABLE

On July 14, 2003, the Company issued a note payable of $60,000 to raise operating capital.  The note carries interest at 6% per annum and is due and payable within 150 days. In addition, the Company granted the creditor stock warrants to purchase up to 175,000 shares at an exercise price of $0.01 per share commencing August 1, 2003. These warrants expire on December 31, 2003.

NOTE 4 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

Three Months ended August 31, 2003
Numerator:
Net (Loss)	$(71,135)

Denominator:
Weighted Average of Common Shares	33,287,267

Net Loss per Share-basic and diluted	$(0.00)

NOTE 5 – SEGMENT INFORMATION

The Company is currently managed and operated as one business. The entire business is managed by a single management team that reports to the Company’s President. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and dose not have separately reportable segments as defined by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”.

NOTE 6 - GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheets as of August 31, 2003.

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

There were several significant events that occurred during the first quarter of fiscal year ending May 31, 2003 that render a year over year comparative discussion of operating results and the Company’s financial condition problematic and essentially useless.

1.               On August 5th, 2002 the Company announced a change in control in that L-R Global sold its 82% interest to Steven Flagg and Tom Marsh.  The Company had been put into wind down status by L-R Global.

2.               In the Company’s 10-QSB for the period ending February 28,2003, the Company announced that it would be resuming operations and will begin reporting as a going concern effective March 1st, 2003.

As a result of this decision, the first quarter of the fiscal year ending May 31, 2003 was reported using a liquidation method of accounting.  While the Company has resumed operations and reporting as a going concern with the results of the fourth quarter of the year ending May 31, 2003, the change in control accounting adjustments, the liquidation of all previous assets, liabilities, employees and locations, and the change in business strategy make all comparative analysis with previous years operating financial periods irrelevant.

Current Operating Results, Liquidity and Capital Resources

Revenue.  For the first quarter ending August 31, 2003 revenue increased to $4,250 from $3,186 in the previous quarter.  The increase was due to the results of a full quarter of maintenance contract revenue from customers signed in the previous quarter.  New software declined as the Company did not sell any additional upgrades in the quarter.  With the completion of the new release of PurchaseSoft 9.0, the Company expects revenue to increase from the sale of upgrades and new customers.  The Company expects to upgrade and sign maintenance contracts with a majority of the customers still using the PurchaseSoft 5.0 product once the 9.0 upgrade is available.

Operating Expenses.  Operating Expenses for the quarter were $74,935 vs. $14,172 in the previous quarter.  The increase was due to the legal, travel and consulting expense related to the Company’s acquisition program.  Accounting and SEC filing and compliance costs also were higher as a result of the 10-KSB filing in August.  The Company expects these expenses to remain the same over the next few quarters as a result of costs related to product development, marketing and sales expense for the 9.0 re-launch, and a full-time acquisition search.  The Company does not expect to be profitable or cash flow positive during the first three quarters of the year ending May 31, 2004.

Liquidity.  The Company’s cash balance and working capital was $9,199 at August 31, 2003 compared to $17,182 at May 31, 2003.  The Company raised $60,000 during the quarter.  The Company plans to finance the projected expenses associated with the acquisition search with $250,000 in bridge loans with attached warrants from private investors.  A private placement is planned to provide working capital in the event the Company is successful in the acquisition of one or more businesses.

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

Future Sales of Common Stock

Our common stock is traded on the National Association of Securities Dealers OTC:Pink Sheets.  Our common stock has historically been highly illiquid.  Steven A. Flagg and Thomas B. Marsh, who serve on our Board of Directors, one of whom is President, in the aggregate owned approximately 69.2% of our common stock as of October 10th, 2003.  If either of these directors were to sell even a small portion of their total shares in a short time, the market price of our common stock would likely decline dramatically.  Further, sales of a substantial number of shares of our common stock by any holder in a short time would likely cause the market price of our common stock to decrease significantly.  In addition, the sale of any of these shares may impair our future ability to raise capital through the sale of additional stock.

Inability to Influence the Outcome of Key Transactions

The two directors of the Company, one of whom is our President, in the aggregate owned approximately 69.2% of our common stock as of October 10, 2003.  These two directors have enough voting power to approve or disapprove any matters that are determined by a majority vote of our stockholders, which severely limits your ability to influence PurchaseSoft through voting your shares.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

1.	10.25	Note Payable – Brian Tauber

2.	10.26	Warrant- Brian Tauber

3.	31.1	Certifications of the President & CEO

4.	31.2	Certifications of the Secretary/Treasurer & CFO

5.	32.1	Written statement of the CEO pursuant to 18 SSC Section 1350

6.	32.2	Written statement of the CFO pursuant to 18 SSC Section 1350

(b)	Reports on Form 8-K

1.		None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto to be duly authorized.

PurchaseSoft, Inc.
(Issuer)

Date: October 14, 2003	/s/ Steven A. Flagg

Steven A. Flagg
President and Acting CEO

Date: October 14, 2003	/s/ Thomas B. Marsh

Thomas B. Marsh
Secretary, Treasurer and Acting CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on October 14, 2003.

Signature	Title

/s/ Steven A. Flagg	Director
Steven A. Flagg

/s/ Thomas B. Marsh	Director
Thomas B. Marsh