Form 10QSB
period 2003-11-30
PURCHASESOFT INC
filed 2004-01-15
CIK 727063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

Class	Outstanding at January10, 2004
COMMON STOCK, PAR VALUE $0.01 PER SHARE	33,287,267 SHARES

PURCHASESOFT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMPANY FOR WHICH REPORT IS FILED: PURCHASESOFT, INC. (THE “COMPANY”)

PURCHASESOFT, INC.

BALANCE SHEET (Unaudited)

November 30, 2003

ASSETS
Current Assets
Cash	$16,362
Accounts Receivable	6,193
Total current assets	22,555

Property and equipment, net of accumulated depreciation of $421	842

Goodwill	150,803

TOTAL ASSETS	$174,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$33,371
Deferred revenue	10,964
Short-term note payable	110,000
Total current liabilities	154,335

Stockholders’ Equity
Common stock, $0.01 par value, 50,000,000 shares authorized, 33,287,267 shares issued and outstanding	332,873
Paid-in capital	43,155,822
Accumulated deficit	(43,379,798)
108,897
Treasury stock (4,780 shares), at cost	(89,032)
Total stockholders’ equity	19,865

TOTAL LIABILITIES AND STOCKHOLERS’ EQUITY	$174,200

PURCHASESOFT, INC.

STATEMENT OF OPERATIONS (Unaudited)

For six months ending November 30, 2003

	Three months ended November 30, 2003	Six months ended November 30, 2003
Revenue:
Services	$6,043	$10,293
Total revenue	6,043	10,293

Costs and expenses:
Cost of service revenue	4,733	8,333
Sales and marketing	105	369
General and administrative	51,782	121,228
Research and development	—	1,625
Total costs and expenses	56,620	131,555

Operating (loss)	(50,577)	(121,262)

Interest expense	(1,025)	(1,475)
Total other expense	(1,025)	(1,475)

Net (loss)	$(51,602)	$(122,737)

Net (loss) per share-basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares	33,287,267	33,287,267

PURCHASESOFT, INC.

STATEMENT OF CASH FLOWS (Unaudited)

For six months ending November 30, 2003

For Six Months ended	November 30, 2003
Cash Flows from Operating Activities:
Net (loss)	$(122,737)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	210
(Increase) in accounts payable	(6,193)
Increase (decrease) in:
Accounts payable and accrued expenses	21,244
Deferred revenue	(4,100)
Net cash flow used in operating activities	(111,576)

Cash Flows from Investing Activities:	—

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	110,000
Net cash flow provided by financing activities	110,000

Net (decrease) in cash	(1,576)

Cash balance at beginning of period	17,938

Cash balance at end of period	$16,362

PURCHASESOFT, INC.

STATEMENT OF CHANGES OF NET LIABILITIES IN LIQUIDATION (Unaudited)

For  six months ending November 30, 2002

	Three Months ended November 30, 2002		Six Months ended November 30, 2002
Net (liabilities) in liquidation as of beginning of period		$(279,266)		$(207,780)

Sources of Additional Cash:
Vendor Refund		20,717		21,370

Additional Use of Cash:
Office costs	(6,722)		(6,929)
Professional fees	(2,722)		(9,491)
Telephone and utilities	—		(469)
Other	—	(9,444)	(628)	(17,517)

Adjustments of estimated values		2,000		(62,066)

Net (liabilities) in liquidation as of November 30, 2002		$(265,993)		$(265,993)

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

Presentation of Interim Information The financial information at November 30, 2003 and for the three and six months then ended is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2003.

The results for the three and six months ended November 30, 2003 may not be indicative of results for the year ending May 31, 2004 or any future periods.

The financial statements for the three and six months ended November 30, 2002 were prepared on the liquidation basis of accounting, which contemplates realization of assets at their net realizable value and satisfaction of liabilities at their anticipated settlement amounts.

Accounts Receivable Management of the Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

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

Loss Per Common Share The Company accounts for income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires that presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from the exercise of stock options and warrants are anti-dilutive for all periods presented. Shares excluded from diluted loss per share totaled 168,750 on November 30, 2003.

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

Management is currently involved in active negotiations to obtain additional financing and actively increasing marketing efforts to increase revenues, as discussed in note 7. The Company continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SHORT-TERM NOTES PAYABLE

Short-term notes payable at November 30, 2003 consist of the following:

Promissory note-individual payable on 12/11/03; interest at 6% per annum; unsecured	$60,000
Promissory note-related party payable on 4/12/04; interest at 6% per annum; unsecured	25,000
Promissory note-individual payable on 4/13/04; interest at 6% per annum; unsecured	25,000

Total short-term notes payable	$110,000

In addition, the Company granted the creditors stock warrants to purchase up to aggregate of 225,000 shares at an exercise price of $0.01 per share commencing August 1, 2003 through April 16, 2004. None of these warrants were exercised at November 30, 2003.

NOTE 4 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months ended November 30, 2003	Six Months ended November 30, 2003
Numerator:
Net (Loss)	$(51,602)	$(122,737)

Denominator:
Weighted Average of Common Shares	33,287,267	33,287,267

Net Loss per Share-basic and diluted	$(0.00)	$(0.00)

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of November 30, 2003.

NOTE 7 – STRATEGIC PARTNERSHIP AND BUSINESS DEVELOPMENT AGREEMENTS

In late November 2003, the Company entered into a strategic partnership agreement and a business development agreement with the United States Mexico Chamber of Commerce (“USMCOC”) and Cornerstone Communications, LLC (“Cornerstone”).

Pursuant to the strategic partnership agreement (“Partnership”), contingent upon securing at least $24,000 in funding, the Company will provide their products and product knowledge, free of charge, to create an e-marketplace environment for the Partnership. The USMCOC will provide the membership community for the e-marketplace environment. Cornerstone will facilitate communications and mange the overall relationship between the Company and USMCOC.

Pursuant to the business development agreement, Cornerstone will provide business development and marketing expertise of the Company’s products and services.

In consideration, the Company agreed to grant Cornerstone stock warrants to purchase up to 400,000 shares of the Company’s common stock at an exercise price of $0.02 per share commencing December 1, 2003 through May 31, 2004.  In addition, Cornerstone will receive 25% of the Company’s revenue generated within a territory to be mutually defined as all participating companies in the USMCOC community.

NOTE 8 – SUBSEQUENT EVENTS

Note payable with detachable warrants

In December 2003, the Company issued two notes payable in the total amount of $75,000 to raise additional operating capital.  The notes carry interest at 6% per annum and are due and payable within 180 days.  In addition, the Company granted the creditors stock warrants to purchase up to 225,000 shares, in aggregate, at an exercise price of $0.01 per share commencing December 22, 2003 through June 30, 2004.

Pending Business Acquisition

On December 20, 2003, the Board of Directors proposed the acquisition of a software company in Germany.  The Company offered to pay 200,000 Euro in cash and to issue 8 million shares of the Company’s common stock for all of the issued and outstanding shares of this German company. In addition, the Company agreed to backup 50% of a loan security of 100,000 Euro that was provided by the German shareholders and to issue a note payable of 250,000 Euro at an interest rate of 7% per annum to one of these shareholders for the money he funded for the acquisition of the assets from insolvency.

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

There were several significant events that occurred during the first six months of fiscal year ending May 31, 2003 that render a year over year comparative discussion of operating results and the Company’s financial condition problematic and essentially useless.

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

As a result of this decision, the first six months of the fiscal year ending May 31, 2003 was reported using a liquidation method of accounting.  While the Company has resumed operations and reporting as a going concern with the results of the fourth quarter of the year ending May 31, 2003, the change in control accounting adjustments, the liquidation of all previous assets, liabilities, employees and locations, and the change in business strategy make all comparative analysis with previous years operating financial periods irrelevant.

Current Operating Results, Liquidity and Capital Resources

Revenue.  For the second quarter ending November 30, 2003 revenue increased to $6,043 from $4,250 in the previous quarter.  The increase was due to the results of a full quarter of maintenance contract revenue from customers signed in the previous quarter, the addition of Country Companies Insurance to a maintenance contract and a training event with an existing customer.  There were no sales of new licenses in the quarter.  With the completion of the new release of PurchaseSoft 9.0, the Company expects revenue to increase from the sale of upgrades and new customers.

Operating Expenses.  Operating Expenses for the quarter were $56,620 vs. $74,935 in the previous quarter.  The decrease was due to lower legal, travel and consulting expense related to the Company’s acquisition program.  Accounting and SEC filing and compliance costs also were lower.  The Company expects these expenses to remain the same over the next few quarters as a result of costs related to product development, marketing and sales expense for the 9.0 re-launch, and a full-time acquisition search.   The Company does not expect to be profitable or cash flow positive during the first three quarters of the year ending May 31, 2004.

Liquidity.  The Company’s cash balance and working capital was $16,362 at November 30, 2003 compared to $9,199 at August 31, 2003.  The Company raised $50,000 during the quarter.  The Company plans to finance the projected expenses associated with the acquisition search with $125,000 in bridge loans with attached warrants from private investors.  A private placement is planned to provide working capital in the event the Company is successful in the acquisition of one or more businesses.

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

Future Sales of Common Stock

Our common stock is traded on the National Association of Securities Dealers OTC:Pink Sheets.  Our common stock has historically been highly illiquid.  Steven A. Flagg and Thomas B. Marsh, who serve on our Board of Directors, one of whom is President, in the aggregate owned approximately 69.2% of our common stock as of January 10, 2004.  If either of these directors were to sell even a small portion of their total shares in a short time, the market price of our common stock would likely decline dramatically.  Further, sales of a substantial number of shares of our common stock by any holder in a short time would likely cause the market price of our common stock to decrease significantly.  In addition, the sale of any of these shares may impair our future ability to raise capital through the sale of additional stock.

Inability to Influence the Outcome of Key Transactions

The two directors of the Company, one of whom is our President, in the aggregate owned approximately 69.2% of our common stock as of January 10, 2004.  These two directors have enough voting power to approve or disapprove any matters that are determined by a majority vote of our stockholders, which severely limits your ability to influence PurchaseSoft through voting your shares.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

1.	10.27	Note Payable – Steve Flagg

2.	10.28	Warrant- Steve Flagg

3.	10.29	Note Payable – Frank Redican

4.	10.30	Warrant- Frank Redican

5.	10.31	Note Payable – Brian Tauber

6.	10.32	Warrant- Brian Tauber

7.	10.33	Note Payable – Louis Blatt

8.	10.34	Warrant- Louis Blatt

9.	10.35	Cornerstone Business Development Agreement

10.	10.36	USMCOC Strategic Partnership Agreement

11.	10.37	Warrant – Virgil Horton

12.	10.38	Warrant – Al Zapanta

13.	10.39	Warrant – John Zuch

14.	10.40	Warrant – Joseph Lopez

15.	31.1	Certifications of the President & CEO

16.	31.2	Certifications of the Secretary/Treasurer & CFO

17.	32.1	Written statement of the CEO pursuant to 18 SSC Section 1350

18.	32.2	Written statement of the CFO pursuant to 18 SSC Section 1350

(b)	Reports on Form 8-K

1.	None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto to be duly authorized.

PurchaseSoft, Inc.
(Issuer)

Date: January 14, 2004	/s/ Steven A. Flagg

Steven A. Flagg
President and Acting CEO

Date: January 14, 2004	/s/ Thomas B. Marsh

Thomas B. Marsh
Secretary, Treasurer and Acting CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on January 14, 2004.

Signature	Title

/s/ Steven A. Flagg	Director
Steven A. Flagg

/s/ Thomas B. Marsh	Director
Thomas B. Marsh