Form 10QSB
period 2004-02-29
PURCHASESOFT INC
filed 2004-06-28
CIK 727063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________

                                   FORM 10-QSB

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM JUNE 1, 2003 TO FEBRUARY 29, 2004

                         COMMISSION FILE NUMBER 0-11791

                              ____________________

                               PURCHASESOFT, INC.
                               ------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           DELAWARE                                             13-2897997
           --------                                             ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                      2091 BUSINESS CENTER DRIVE, SUITE 100
                                IRVINE, CA 92612
                                ----------------
                    (Address of Principal Executive Offices)

                                 (949) 263-0910
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                              ____________________

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES
              OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

              CLASS                            OUTSTANDING AT FEBRUARY 29, 2004
---------------------------------------        --------------------------------
COMMON STOCK, PAR VALUE $0.01 PER SHARE                41,287,267 SHARES

                               PURCHASESOFT, INC.
                                      INDEX

ITEM
NUMBER
-----------------

PART I.         FINANCIAL INFORMATION
        Item 1. Financial Statements
                Balance Sheet as of February 29, 2004
                Statement of Operations as of February 29, 2004
                  For the period from June 1, 2003 to February 29, 2004
                Statement of Changes in Net Liabilities in Liquidation
                  For the period from June 1, 2003 to February 29, 2004
                Statement of Cash Flows For the period from June 1, 2003
                  to February 29, 2004
                Notes to the Financial Statements
        Item 2. Management's Discussion and Analysis of Financial Condition
        Item 3. Controls and Procedures
PART II.        OTHER INFORMATION
        Item 1. Legal Proceedings
        Item 6. Exhibits and Reports on Form 8-K
Signatures

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
COMPANY FOR WHICH REPORT IS FILED: PURCHASESOFT, INC. (THE "COMPANY")

                               PURCHASESOFT, INC.
                            BALANCE SHEET (UNAUDITED)
                                FEBRUARY 29, 2004

                                     ASSETS
Current Assets
   Cash                                                            $     97,209
   Accounts Receivable                                                  261,560
                                                                   -------------
   Prepaid Expenses and Other                                             6,973
                                                                   -------------
     Total current assets                                               365,742

Property and equipment, net of accumulated depreciation of $9,141       195,848

Goodwill                                                                320,606
                                                                   -------------
Identifiable intangible assets, net                                     132,536
                                                                   -------------

        TOTAL ASSETS                                               $  1,014,732
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                           $     76,473
   Accrued expenses                                                     293,505
   Deferred revenue                                                      88,045
   Short-term note payable                                              265,000
                                                                   -------------
     Total current liabilities                                          723,023
                                                                   -------------

                                                                   -------------
    Guaranty of debt                                                     62,274
                                                                   -------------

Stockholders' Equity
   Common stock, $0.01 par value, 100,000,000 shares authorized,
     41,287,267 shares issued and outstanding                           412,873
   Common stock to be issued                                             90,000
   Paid-in capital                                                   42,208,822
   Accumulated deficit                                              (43,390,592)
                                                                   -------------
   Accumulated other comprehensive loss                                  (2,636)
                                                                   -------------
                                                                        318,467
   Treasury stock (4,780 shares), at cost                               (89,032)
                                                                   -------------
     Total stockholders' equity                                         229,435
                                                                   -------------

        TOTAL LIABILITIES AND STOCKHOLERS' EQUITY                  $  1,014,732
                                                                   =============

                               PURCHASESOFT, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)
                    FOR NINE MONTHS ENDING FEBRUARY 29, 2004

                                                 THREE MONTHS       NINE MONTHS
                                                    ENDED              ENDED
                                                 FEBRUARY 29,       FEBRUARY 29,
                                                     2004               2004
                                                 -------------     -------------
REVENUE:
   Software licenses and updates                 $     12,950      $     12,950
                                                 -------------     -------------
   Maintenance contracts                              177,776           186,676
                                                 -------------     -------------
   Consulting services                                  6,470             7,863
                                                 -------------     -------------
     Total revenue                                    197,196           207,489
                                                 -------------     -------------

COSTS AND EXPENSES:
   Hardware and materials                               2,291             2,291
   Cost of service                                     65,679            74,011
   Sales and marketing                                 35,067            35,436
   General and administrative                         131,843           253,071
   Research and development                                --             1,625
                                                 -------------     -------------
     Total costs and expenses                         234,880           366,434
                                                 -------------     -------------

     OPERATING (LOSS)                                 (37,684)         (158,945)
                                                 -------------     -------------

                                                 -------------     -------------
 Other Income (expense)
    Other income                                       29,599            29,599
   Interest expense                                    (2,709)           (4,184)
                                                 -------------     -------------
     Total other income (expense)                      26,890            25,415
                                                 -------------     -------------

     NET (LOSS)                                  $    (10,794      $   (133,530)
                                                 =============     =============

Net (loss) per share-basic and diluted           $      (0.00)     $      (0.00)
                                                 =============     =============

Weighted average number of shares                  35,953,934        34,176,156



                                    PURCHASESOFT, INC.
                           STATEMENT OF CASH FLOWS (UNAUDITED)
                         FOR NINE MONTHS ENDING FEBRUARY 29, 2004

FOR NINE MONTHS ENDED                                                        FEBRUARY 29, 2004
----------------------------------------------------------------                ----------
Cash Flows from Operating Activities:
   Net (loss)                                                                   $(133,530)
   Adjustments to reconcile net (loss) to net cash used
    in operating activities:
     Depreciation and amortization                                                 10,758
     Currency translation adjustment                                               (2,636)
   (Increase) in:
     Accounts payable and accrued expenses                                        346,750
     Deferred revenue                                                              13,368
                                                                                ----------
     NET CASH FLOW USED IN OPERATING ACTIVITIES                                   (33,823)
                                                                                ----------

Cash Flows from Investing Activities:
                                                                                ----------
         Purchase of property and equipment                                      (191,218)
                                                                                ----------
         Purchase of intangible assets                                            (75,259)
         Acquisition of Netshare, net of cash acquired                            (45,429)
         NET CASH FLOW (USED IN) OPERATING ACTIVITIES                            (311,906)

Cash Flows from Financing Activities:
   Proceeds from issuance of notes payable                                        325,000
                                                                                ----------
   Proceeds from private placements                                               100,000
                                                                                ----------
     NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES                               425,000
                                                                                ----------

     NET INCREASE IN CASH                                                          79,271

Cash balance at beginning of period                                                17,938
                                                                                ----------

CASH BALANCE AT END OF PERIOD                                                   $  97,209

Supplemental disclosure of cash flow information:
          Cash paid for interest                                                $   1,500

Supplemental schedule of noncash investing and financing activities:
          Common stock issued in connection with acquisition of Netshare        $  56,000
          Common stock to be issued in connection with the acquisition of CIE   $   7,000
          Conversion of note payable into equity                                $  60,000
                                                                                ==========

                                            5



                                            PURCHASESOFT, INC.
                    STATEMENT OF CHANGES OF NET LIABILITIES IN LIQUIDATION (UNAUDITED)
                                 FOR NINE MONTHS ENDING FEBRUARY 28, 2003

                                                       THREE MONTHS                   NINE MONTHS
                                                         ENDED                          ENDED
                                                     FEBRUARY 28, 2003             FEBRUARY 28, 2003
                                                ----------------------------  ----------------------------
Net (liabilities) in liquidation as of                         $  (265,993)                 $    (207,780)
   beginning of period

Sources of Additional Cash:
   Vendor Refund                                                                                   21,370

Additional Use of Cash:
   Office costs                                       (2,009)                      (8,938)
   Professional fees                                  (8,879)                     (18,370)
   Telephone and utilities                                 --                        (469)
   Other                                              (6,958)       (17,846)       (7,586)       (35,363)
                                                --------------                -------------

Adjustments of estimated values                                     219,124                       157,058
                                                               -------------                --------------

   Net (liabilities) in liquidation as of
     February 29, 2004                                         $   (64,715)                 $    (64.715)
                                                               =============                ==============



                                                     6

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. On December 21, 2001, the Board of Directors of the Company approved a plan to wind down the operations of the Company, which includes salvaging the value of its assets during the wind down. As a result of the adoption of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective December 1, 2001. The liquidation basis of accounting requires the Company to accrue an estimate for all liabilities related to expenses to be incurred during the wind down period. Additionally, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts. The estimated net realizable value of assets represents management's best estimated of the recoverable value of the assets, net of selling expenses, and without consideration for the effect that the settlement of any litigation may have on the value of the assets.

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

PRESENTATION OF INTERIM INFORMATION. The financial information at February 29, 2004 and for the three and nine months then ended is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the instructions to Form 10-QSB. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information refer to the Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003.

         The financial statements for the three and nine months ended February 29, 2004 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. The financial statements for the three and nine months ended February 28, 2003 were prepared on the liquidation basis of accounting, which contemplates realization of assets at their net realizable value and satisfaction of liabilities at their anticipated settlement amounts.

         The results for the three and nine months ended February 29, 2004 may not be indicative of results for the year ending May 31, 2004 or any future periods.

ACCOUNTS RECEIVABLE. Management of the Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS. The Company assesses goodwill for recoverability if the market capitalization of the Company is less than its net assets. The Company measures declines in value of goodwill that are other than temporary using the market value method. The Company measures the market value based on the quoted market price of the Company that is most representative of the fair value of the Company's common stock multiplied by the number of common shares outstanding. The Company did not recognize any impairment loss for goodwill in the reported period.

         Other intangible assets consist primarily of intellectual property acquired and purchased intangible assets. Other intangible assets are amortized using the straight-line method over estimated useful lives ranging from 36 months to 39 months.

FOREIGN CURRENCY TRANSLATION. Assets and liabilities of the Germany subsidiary that operate in a local currency environment (Euro dollar) are translated into United States dollars at exchange rates in effect at the balance sheet date. The effects of foreign currency translation adjustments are included in stockholders' equity as a component of accumulated other comprehensive income
(loss) in the accompanying consolidated balance sheet. Income and expense accounts are translated at average exchange rates during the reported period.

NOTE 2 - ACQUISITIONS

Netshare Solutions GmbH
-----------------------

In January 2004, the Company completed the acquisition of Netshare Solutions GmbH ("Netshare"), a Germany company specializing in e-procurement and e-Sales solutions in the Business-to Business and Business-to-Consumer environment. The acquisition of Netshare enhanced the Company's ability to be a robust provider of Enterprise solutions. Under the terms of acquisition, the Company issued 8 million shares of common stock valued at $56,000 using an average market value of $0.007 per share, and paid 13,000 Euro in cash (equivalent to $16,141 U.S. dollar). The average market price was based on the average closing price for a range of trading days around the announcement date of the acquisition (February 9, 2004). Additional cash payment up to 120,000 Euro is required if certain cumulative revenue targets are achieved commencing February 1, 2004. The total purchase cost of the acquisition is summarized as follows:

          Vale of common stock issued          $   56,000
          Cash consideration                       16,141
          Other costs                               6,100
                                               -----------
          Total purchase price                 $   78,241
                                               ===========

The purchase price allocation is as follows:

          Net liabilities assumed              $  (29,288)
          Guaranty of debt                        (62,274)
          Goodwill                                169,803
                                               -----------
          Total purchase price                 $   78,241
                                               ===========

As summarized above, there was $169,803 of goodwill arising from the Netshare acquisition. In accordance with SFAS No. 141, the Company did not record any goodwill amortization. However, in accordance with SFAS No. 142, goodwill is subject to impairment testing on an annual basis. The results of operations of Netshare have been included in the Company's consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

Computer Information Enterprises, Inc.
--------------------------------------

In February 2004, the Company acquired the assets of Computer Information Enterprises, Inc. ("CIE"), a leading provider of seamlessly integrated, powerful document management and workflow applications, specifically designed for Microsoft Solutions(R) ERP systems for 1 million shares of the Company's common stock. This acquisition further expands the Company's role in Microsoft Solutions(R) ERP systems and enhances the Company's offerings to their international customer base.

The purchase price consideration of $7,000 was based on estimated fair values of assets and liabilities of CIE at the acquisition date, and allocated to the customer-based intangible assets acquired. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

          Fixed Assets                                $  12,508
          Customer-based intangible assets               59,105
          Deferred revenue                              (59,613)
          Other liabilities                              (5,000)
                                                      ----------
          Total purchase consideration                $   7,000
                                                      ==========

Identifiable intangible assets are being amortized on a straight-line basis over a thirty-nine months period. There was no goodwill arising from this acquisition. Amortization of Identifiable intangible assets related to the CIE acquisition was $758 for three and nine months ended February 29, 2004. The consolidated statement of operations includes the results of operations related to CIE's business activity subsequent to the acquisition.

NOTE 3 - COMPREHENSIVE LOSS

The Company's accumulated other comprehensive loss consists of foreign currency translation adjustments only. At February 29, 2004, the Company had $2,636 of foreign currency translation losses. None at February 28, 2003.

The components of comprehensive loss as of February 29, 2004 were as follows:

          Net loss                                     $  (133,530)
          Foreign currency translation loss                 (2,636)
                                                       ------------
          Comprehensive loss                           $  (136,166)
                                                       ============

Due to the Company's net loss for the period presented above, there is no tax effects allocated to any components of comprehensive net loss for the reported period.

NOTE 4 - BALANCE SHEET ITEMS

Other Intangible Assets
-----------------------

The components of other intangible assets were as follows:

                                    Gross
                                   Carrying     Accumulated
                                    Amount      Amortization       Net
                                 ------------   ------------   ------------
     Software                    $    37,936    $    (1,070)   $    36,866
     Customer Contracts               59,105           (758)        58,347
     Name rights domain               37,323             --         37,323
                                 ------------   ------------   ------------
     Total intangible assets     $   134,364    $    (1,828)   $   132,536
                                 ============   ============   ============

Amortization of intangibles was $1,828 for the three and nine months ended February 29, 2004. There was no amortization for the three months ended February 29, 2003.

Based on the carrying amount of the intangibles as of February 29, 2004, and assuming no impairment of the underlying assets, the estimated future amortization is as follows:


     Years ended May 31,
     -----------------------------------
     2004 (March 1, 2004 to May 31, 2004)            $     6,623
     2005                                                 30,831
     2006                                                 30,831
     2007                                                 26,616
                                                     -----------
     Total amortization                              $    94,902
                                                     ===========

Accrued Expenses
----------------

The components of accrued expenses were as follows:

          Accrued interest                               $  2,684
          Payroll tax payable                              39,944
          Sales tax payable                                26,273
          Royalty payable                                   5,000
          Due to purchase of assets                       199,056
          Other accrued expenses                           20,548
                                                        ---------
                                                        $ 293,505
                                                        =========

NOTE 5 - DEFERRED REVENUES

The following sets forth the components of deferred revenues as of February 29, 2004:

          Product support                               $  60,340
          Maintenance contracts                            27,705
                                                        ---------
          Total deferred revenues                       $  88,045
                                                        =========

Deferred product support revenues represent customer payments made in advance for annual support contracts. Product support services are typically billed on a per annum basis in advance and revenue is recognized ratably over the support period. Deferred maintenance contracts revenues include prepayments for consulting and advanced product services. Revenue for these services is recognized as the services are performed.

NOTE 6 - SHORT-TERM NOTES PAYABLE

Short-term notes payable at February 29, 2004 consist of the following:

     Promissory note-related party payable on
        4/12/04; interest at 6% per annum; unsecured        $   25,000
     Promissory note-related party payable on
        4/13/04; interest at 6% per annum; unsecured            25,000
     Promissory note-related party payable on
        4/30/04; interest at 6% per annum; unsecured           200,000
     Promissory note-related party payable on
        6/19/04; interest at 6% per annum; unsecured            15,000
                                                            ----------
     Total short-term notes payable                         $  265,000
                                                            ==========

In February 2004, the Company converted a note payable of $60,000 into three (3) million shares of the Company's common stock.

In addition, the Company granted the creditors stock warrants to purchase up to aggregate of 375,000 shares at an exercise price of $0.01 per share commencing October 16, 2003 through June 30, 2004. None of these warrants were exercised at February 29, 2004.

NOTE 7 - GUARANTY OF DEBT

The former shareholders of Netshare provided to a bank security in the amount of 100,000 Euro for a loan granted to Netshare AG. Under the terms of the Netshare acquisition, if the bank recourses to this security, the Company agreed to assume 50% of this security, but in no case more than 50,000 Euro. The Company recognized a liability of $62,274 for its obligation under the guarantee (see
Note 2).

NOTE 8 - PRIVATE PLACEMENT

On January 30, 2004, the Company conducted a private placement offering of the Company's common stocks up to $800,000. The stock was sold for $0.02 per share with a minimum purchase of 1 million shares or $20,000. As of February 29, 2004, the Company sold 5 million shares and raised $100,000. The private placement will be closed on May 31, 2004.

NOTE 9 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                            Three Months         Nine Months
                                               Ended                Ended
                                          February 29, 2004    February 29, 2004
                                          -----------------    -----------------
Numerator:
  Net (loss)                                $    (10,794)        $   (133,530)
                                          -----------------    -----------------
Denominator:
  Weighted average shares                     35,993,954           34,176,156
                                          -----------------    -----------------

Net (loss) per share-basic and diluted      $       0.00         $      (0.00)

As the Company incurred net losses for three and nine months ended February 29, 2004, the effect of dilutive securities totaling 1,654,286 and 551,429 equivalent shares, respectively, has been excluded from the diluted net loss per share computation as it was antidilutive.

NOTE 10 - SEGMENT INFORMATION

FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer. The Company is organized by line of business. While the Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. The Company has three major line of business operating segments: software sale, maintenance contracts, and consulting services.

The software sale line of business includes sale, licensing and updating of the base program. The maintenance contracts line of business provides customers with rights to unspecified software product upgrades and maintenance releases, internet access to technical content, as well as internet and telephone access to technical support personnel during the support period. The consulting line of business assists customers in the rapid design, implementation, deployment, upgrade and migration of the company's database technology and applications software, as well as on-site technical services.

The Company does not track assets by operating segments. Consequently, it is not practical to show assets by operating segments.

The following table presents a summary of operating segments:

                                            Three Months         Nine Months
                                               Ended                Ended
                                          February 29, 2004    February 29, 2004
                                          -----------------    -----------------
Software sale:
 Revenues                                   $     12,950         $     12,950
 Hardware and materials                            2,291                2,291
                                          -----------------    -----------------
    Margin                                  $     10,659         $     10,659

Maintenance contracts:
  Revenues                                  $    177,776         $    186,676
  Cost of services                                64,394               71,594
                                          -----------------    -----------------
     Margin                                 $        382         $    115,081

Consulting:
  Revenues                                  $      6,470         $      7,863
  Cost of services                                 1,285                2,417
                                          -----------------    -----------------
     Margin                                 $      5,185         $      5,446

 Totals:
        Revenues                            $    197,196         $    207,489
        Expenses                                  67,970               76,302
                                          -----------------    -----------------
        Margin                              $    129,226         $    131,187

Reconciliation of operating segment margin to net loss:

                                            Three Months         Nine Months
                                               Ended                Ended
                                          February 29, 2004    February 29, 2004
                                          -----------------    -----------------
Total margin for reportable segment         $    129,226         $    131,187
Sales and marketing expenses                     (35,067)             (35,436)
General and administrative expenses             (131,843)            (253,071)
Research and development expenses                     --               (1,625)
Other income, net                                 26,890               25,415
                                          -----------------    -----------------
Net (loss)                                  $    (10,794)        $   (133,530)

NOTE 11 - CONTINGENCIES

As disclosed in Note 2, additional cash payment of 30,000 Euro is required if the cumulative revenue of Netshare since February 1, 2004 reached (i) 300,000 Euro; (ii) 800,000 Euro; (iii) 1,440,000 Euro and (iv) 2,000,000 Euro. At
February 29, 2004, none of these contingencies occurred.

Netshare agreed to pay additional 20,000 Euro for the assets acquired from insolvency manager if they win a large contractual transaction with a potential client. At February 29, 2004, the contingency did not occur.

NOTE 12 - GUARANTEES

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to certain agreements with the Company's officers, directors and employees, under which the Company be required to indemnify such persons for liabilities arising out of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of February 29, 2004.

The software license agreements generally include a warranty that the software products will substantially operate as described in the applicable program documentation for a period of one year after delivery. The Company also warrants that services performed will be provided in a manner consistent with industry standards for a period of 90 days from performance of the service. To date, the Company has not incurred any material costs associated with these warranties.

NOTE 13 - GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses and may not have enough money to grow its business in the future. The Company can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

To successfully grow the individual segments of the business, the Company must decrease its cash burn rate, improve its cash position and the revenue base of each segment, and succeed in its ability to raise additional capital through a combination of primarily public or private equity offerings or strategic alliances. The Company also depends on certain important employees, and the loss of any of those employees may harm the Company's business.

The Company, through its German subsidiary Netshare Solutions GmbH, has been pursuing a large contractual transaction with a potential client that is to be executed in June 2004, and is pursing raising 200,000 Euro to support its on-going working capital requirement. The Company's continued existence depends on its ability to meet its financing requirements and the success of its future operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

OVERVIEW
         In January, 2004 the Company under its new management made its first acquisition acquiring Netshare Solutions GmbH ("Netshare"), a German company specializing in e-procurement and e-Sales solutions in the Business-to Business and Business-to-Consumer environment.

         In February, 2004 the Company made its second acquisition acquiring Computer Information Enterprises, Inc. ("CIE"), a leading provider of seamlessly integrated, powerful document management and workflow applications, specifically designed for Microsoft Solutions ERP systems.

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

         There were several significant events that occurred during the first six months of fiscal year ending May 31, 2003 that render a year over year comparative discussion of operating results and the Company's financial condition problematic and essentially useless.

              1. On August 5th, 2002 the Company announced a change in control in that L-R Global sold its 82% interest to Steven Flagg and Tom Marsh. The Company had been put into wind down status by L-R Global.

              2. In the Company's 10-QSB for the period ending February 28,2003, the Company announced that it would be resuming operations and will begin reporting as a going concern effective March 1st, 2003.

         As a result of this decision, the first six months of the fiscal year ending May 31, 2003 was reported using a liquidation method of accounting. While the Company has resumed operations and reporting as a going concern with the results of the third quarter of the year ending May 31, 2004, the change in control accounting adjustments, the liquidation of all previous assets, liabilities, employees and locations, and the change in business strategy make all comparative analysis with previous years operating financial periods irrelevant.

CURRENT OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

         REVENUE. For the third quarter ending February 29, 2004 revenue increased to $197,196 from $6,043 in the previous quarter. The increase was due to the results of a full month of revenue from its German acquisition, Netshare Solutions and two weeks of revenue from its acquisition of CIE. Majority of revenue reported in the quarter came from maintenance contracts - $177,776, followed by software licenses and updates - $12,950 and consulting services - $6,470.

         OPERATING EXPENSES. Operating Expenses for the quarter were $234,880 vs. $56,620 in the previous quarter. The increase was due to higher overall expenses because of the Company's acquisitions. The Company expects these expenses to remain comparable over the next few quarters until further acquisitions are made or reductions to expenses are implemented at Netshare. The Company does not expect to be profitable or cash flow positive during the final quarter of the year ending May 31, 2004.

         LIQUIDITY. The Company's cash balance was $97,209 at February 29, 2004 compared to $16,362 at November 30, 2003. The Company raised $50,000 during the quarter from the proceeds of a private placement and $325,000 from the proceeds of notes payable. The Company has a private placement memorandum issued through May 31, 2004 to provide working capital for existing and additional acquisitions.

CERTAIN BUSINESS RISKS

         Stockholders and prospective purchasers of our common stock should carefully consider the following risk factors in addition to the other information appearing in this Quarterly Report on Form 10-QSB.

History of Losses and Accumulated Deficit; Uncertainty of Future Profitability.
-------------------------------------------------------------------------------

         The Company has experienced ongoing losses from operations. The Company only resumed operations as a going concern in March 2003. The Company expects that such losses may continue for at least some period until product sales are generated in sufficient volume to offset expenses. The Company does not expect to be profitable unless and until such time as sales of its software products and services generate sufficient revenue to fund its operations.

Uncertainty of Market Acceptance of PurchaseSoft Software.
----------------------------------------------------------

         The Company cannot offer any assurance that its PurchaseSoft products and/or the products of its acquired business's will achieve and sustain market acceptance. The Company believes that its history of financial performance has negatively affected its image in the marketplace and that it may have forfeited business from potential customers who expressed concerns about the Company's financial status and ability to remain solvent. The Company believes that the ownership and management changes in PurchaseSoft will help position the Company to overcome these past objections. The Company believes its largest challenge is to gain wide spread market acceptance of its products. The failure to obtain market acceptance would have a material adverse affect on the Company's business.

New Management, Ability to Recruit Sales, Service, and Implementation Personnel.
--------------------------------------------------------------------------------

         The Company's management has a very limited history in operating the Company although they are experienced in managing companies with similar challenges similar. There can be no assurance that the Company's management will be successful in meeting their planned objectives. The ability to achieve anticipated revenues is substantially dependent on the ability of the Company to attract on a timely basis and retain skilled personnel, especially key management, sales, support, and development personnel. The Company believes that its future success will depend in large part on its ability to attract and retain highly skilled technical, managerial, marketing, and professional services personnel to ensure the high quality of products and services provided to its customers. The Company competes in the market for such personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company. There can be no assurance that the Company will be successful in attracting and retaining skilled personnel. The Company's inability to attract and retain qualified employees would have a material adverse effect on the Company's business.

Intense Competition.
--------------------

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

Rapid Technological Change and New Products.
--------------------------------------------

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

Dependence on a Single Product-Line.
------------------------------------

         Substantially all of the Company's revenues are expected to be derived from the sale of three lines of software products and related support services. Accordingly, any event that adversely affects revenue generated from the sale of software or from the professional fees derived from the installation of such products, such as competition from other products, significant flaws in the products, or incompatibility with third party hardware or software products, negative publicity or evaluation, or obsolescence of the hardware platforms or software environments in which the products run, could have a material adverse effect on the Company's results of operations. The Company's future financial performance will depend on the continued development and introduction of new and enhanced versions of its software and other products and on customer acceptance of such new enhanced products.

Fluctuation in Quarterly Operating Results.
-------------------------------------------

         The Company's revenues and operating results can vary substantially from quarter to quarter. Sales revenues in any quarter are substantially dependent on aggregate contracting activity and the Company's ability to recognize revenue in that quarter in accordance with its revenue recognition policies and generally accepted accounting principles. Revenues may vary from quarter to quarter due to variances in prior quarter contracting activity, which may positively or adversely affect the Company's future financial performance. The Company's sales cycle is relatively long and variable. The Company's ability to increase revenue is dependent on its ability to grow sales activity which provides opportunities for consulting, training and subsequent maintenance revenues. Additionally the Company may not be able to recruit, hire, and train sufficient numbers of qualified consultants to perform such services. Due to the forgoing, it is likely that in one or more future quarters the Company's operating results will be below the expectations of public securities market analysts. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

Intellectual Property and Proprietary Rights.
---------------------------------------------

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

Need for Additional Capital
---------------------------

         The Company will need to raise additional capital to finance its development and acquisition plans. The availability of financing for any plan will be critical to continue operations. Financing may not be available on terms that are favorable to us, or at all.

Future Sales of Common Stock
----------------------------

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

Inability to Influence the Outcome of Key Transactions
------------------------------------------------------

         The two directors of the Company, one of whom is our President, in the aggregate owned approximately 69.2% of our common stock as of January 10, 2004. These two directors have enough voting power to approve or disapprove any matters that are determined by a majority vote of our stockholders, which severely limits your ability to influence PurchaseSoft through voting your shares.

Maintenance of a Public Trading Market for Shares of Our Common Stock
---------------------------------------------------------------------

         Although shares of our common stock are presently quoted on the OTC Pink Sheets, we cannot assure you that they will continue to be quoted in the future. During the period of the Company's wind down the Company lost its market makers and has declined to establish new market makers until full and substantial operations are underway through product sales or an acquisition. Furthermore, in contrast to stock that is quoted on the NASDAQ National Market or traded on a national securities exchange, as a result of our stock being quoted on the OTC Pink Sheets, stockholders may:

         o Find it more difficult to obtain accurate and timely quotations regarding the bid and asked prices;
         o    Experience greater spreads between bid and asked prices;
         o Be charged relatively higher transactional costs when buying or selling our common stock; and
         o Encounter more difficulty in effecting sales or purchases of common stock.

Cost of Compliance with Securities Laws
---------------------------------------

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

Liquidity Reduction due to "Penny Stock" Regulatory Requirements
----------------------------------------------------------------

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

ITEM 3:  CONTROLS AND PROCEDURES

         Within the 180 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our President and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

                                             PurchaseSoft, Inc.
                                             (Issuer)

Date: June 22, 2004                          /s/ Steven A. Flagg
                                             ----------------------------------

                                             Steven A. Flagg
                                             President and CEO

Date: June 22, 2004                          /s/ Kevin A. Yanoscik
                                             ----------------------------------

                                             Kevin A. Yanoscik
                                             CFO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on June 22, 2004.

SIGNATURE                                    TITLE
-----------------------------------          -----------------------------------

/s/ Steven A. Flagg                          Director
---------------------------
Steven A. Flagg

/s/ Kevin A. Yanoscik                        Director
---------------------------
Kevin A. Yanoscik