Form 10KSB
period 2004-05-31
PURCHASESOFT INC
filed 2005-09-21
CIK 727063

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      (MARK ONE)

         |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED MAY 31, 2004; OR


         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM         TO       .


COMMISSION FILE NUMBER 0-11791

                               PURCHASESOFT, INC.
                 (Name of Small Business Issuer in its Charter)

DELAWARE                                                             13-2897997
(State or Other Jurisdiction of
Incorporation or Organization)                            (IRS Employer ID No.)

2091 BUSINESS CENTER DRIVE, SUITE 100
IRVINE, CA 92612                                                          92612
(Address of Principal Executive Offices)                             (Zip Code)

Issuer's Telephone Number, Including Area Code:                  (949) 263-0910

Securities Registered Under Section 12(b) of the
Exchange Act:                                                              NONE
Securities Registered Under Section 12(g) of the
Exchange Act:

TITLE OF EACH CLASS
---------------------------------------------------------
Common Stock, par value $0.01 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes                No   |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

Issuer's revenues for its most recent fiscal year: $ 211,040

The aggregate market value of the common stock, par value $0.01 per share, held by non-affiliates of the Registrant totaling 5,458,827 shares was $5,459 as of May 31, 2004 (based upon the closing bid of the Registrant's common stock on the OTC Pink Sheets on May 31, 2004 of $0.001 per share). As of May 31, 2004, there was no active market for the Issuer's common stock.

State the number of shares outstanding in each of the issuer's classes of common equity, as of May 31, 2004.

                 CLASS                               OUTSTANDING
---------------------------------------  ---------------------------------------
Common Stock, par value $0.01 per share           50,255,309 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         No documents are incorporated by reference into this Annual Report on Form 10-KSB.

                               PURCHASESOFT, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                                  MAY 31, 2004

                              CROSS REFERENCE SHEET

                                     PART I
                                     ------

Item 1       Description of Business

Item 2       Properties

Item 3       Legal Proceedings

Item 4       Submission of Matters to a Vote of Security Holders

                                     PART II
                                     -------

Item 5       Market for Common Equity and Related Stockholder Matters

Item 6       Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Item 7       Financial Statements

Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8a      Controls and Procedures

                                    PART III
                                    --------

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10      Executive Compensation

Item 11      Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters

Item 12      Certain Relationships and Related Transactions

Item 13      Exhibits and Reports on Form 10-K

Item 14      Principal Accountant Fees and Services

                           FORWARD LOOKING STATEMENTS

         This document includes "forward-looking" statements within the meaning of the Private Securities Litigation Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the expected results. All statements other than statements of historical fact made in this document are forward looking. In some cases, they can be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should consider various factors that may cause actual results to differ materially from any forward-looking statements.

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievement. Moreover, neither we nor any other person assumes liability for the accuracy and completeness of the forward-looking statements. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to: recession and other external economic factors over which the Company has no control; the timing and speed with which our major customers and prospects execute their plans for the use of our software, continued development of the Company's software products; competitive product and pricing pressures; use of internally developed software applications; patent and other litigation risk; the risk of key staff leaving the Company; the risk that major customers of the Company's products may terminate use of our software as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

         PART I

         The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are made available free of charge through the Company's website, located at http://www.purchasesoft.com , as soon as reasonably practicable after reports have been filed with the Securities and Exchange Commission (SEC). The SEC also maintains an Internet site at http://www.sec.gov where these reports and other information about the Company can be obtained.


                         ITEM 1: DESCRIPTION OF BUSINESS
OVERVIEW

         Before prior management's announcement to wind down the Company's operations in December 2001, PurchaseSoft was positioned to become one of the leaders in eProcurement and eSourcing software. The Company had been supplying software for procurement since the late 1980's. Over 150 manufacturing, insurance, publishing, distribution and financial services firms had installed their software. PurchaseSoft 5.0 (GT Purchase Pro), the Company's client-server solution had over 25 active clients and the newer Enterprise solution, PurchaseSmart 3.0 was just gaining traction with four installations.

         The Company suffered the same fate as many others when the tech funding bubble burst and without the ability to raise more capital in the public equity markets, the Board decided to wind down operations and close the Company. Attracted by projections of substantial growth in the procurement software market, PurchaseSoft investor and senior software executive Steven A. Flagg acquired controlling interest in the Company in August 2002 and restarted operations.

         The Company made two acquisitions via the issuance of stock, one in Germany, Netshare Solutions GmbH, in January, 2004 and another, in the United States, Computer Information Enterprises, Inc., in February, 2004. Netshare fit closely with management's strategy to acquire Microsoft-centric software and services companies. Unfortunately, the underlying economic benefit of acquiring Netshare was an anticipated contract with a major Middle Eastern firm which did not materialize. Additionally, Netshare failed to raise three hundred thousand Euros necessary to sustain operations in Germany. With operating losses, the inability to raise capital overseas and delays in obtaining a significant contract, the Board of Directors of Company and the Managing Director of Netshare Solutions agreed to place Netshare into Temporary Insolvency on May 31, 2004. Subsequently, management determined that it was not economically viable to continue to financially support Netshare and allowed the Trustee to liquidate the assets of Netshare Solutions, GmbH. This investment was entirely written-off for the fiscal period now reported.

         The acquisition of Computer Information Enterprises, Inc. (CIE) has provided the Company with the initial platform for further acquisitions in the United States. CIE is an established developer of a document imaging management solution, ImageLink, which is tightly-integrated into a company's ERP accounting system via Microsoft's Solomon IV and Great Plains accounting software programs. In owning CIE less than four months, management has reduced overhead, re-focused its business strategy to enhancing existing and developing new document imaging software products, and increased software prices of its core products while continuing to service and renew existing customer's under maintenance agreements.

BUSINESS STRATEGY

         The Company's strategy once it has CIE operating at a breakeven basis, pre-corporate overhead allocations, is to acquire the software, intellectual property (IP), customer base and maintenance contracts of other software companies with a focus on Microsoft-centric product related companies. Computer Information Enterprises was the first of these acquisitions that will serve as a platform. Future acquisitions will be small to medium-sized, privately-held companies with revenues under five million dollars that are generally too small to attract private equity funds and strategic buyers.

         The Company believes there are a substantial number of businesses meeting these criteria due to continued weakness in IT spending, the poor IPO market, the need for alternative exit strategies for the many VC firms stuck with a portfolio of small software companies and software executives who have ridden the rollercoaster of IT expansion and collapse and are now seeking a liquidity event.

PRODUCTS

"PurchaseSoft 5.0"
------------------

         In May 1994, the Company released its first Microsoft Windows and client/server based purchasing and materials management software system, GT Purchase PRO. In the fall of 1997, the product name was changed from GT Purchase PRO to PurchaseSoft 5.0 consistent with the wider "enterprise" scope of the Company's software solution. PurchaseSoft 5.0 solutions provide a complete end-to-end electronic procurement system featuring electronic catalogs, requisitioning, e-mail enabled authorization, request for quotations, quotations, reports and analyses, purchasing, receiving, inventory management, fixed asset management, invoice management and advanced decision support.

         PurchaseSoft 5.0 is a full life-cycle suite of software modules for improving the performance of Purchasing and Materials Management. PurchaseSoft 5.0 is compatible with Structured Query Language ("SQL") databases, client/server architecture, and e-mail. PurchaseSoft 5.0 was an enterprise-wide application developed in PowerBuilder 5.0.

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

IMAGELINK
---------

         ImageLink is a document management system that is tightly-integrated with Microsoft's Solomon IV and Great Plains accounting ERP Systems. The product offers a secure environment for the storage and retrieval of documents. It is a useful tool for companies that are striving to be in compliance with Sarbanes-Oxley or HIPPA. There are various levels of user access which can be established by a central authority. A company can protect documents from unauthorized alteration and access of documents can be monitored by authorized personnel.

         While ImageLink is marketed as a tool within the accounting ERP system of a company, its capabilities extend beyond the accounting department. The product has the capability to capture, store and retrieve document images such as: contracts, memos, e-mail correspondence, expense reports, vendor accounts and even audio and video files. Installation is easy requiring no on-site support and normally requires less than one hour of IT staff's time.

         The Company also has a number of other products it distributes in addition to its core ImageLink product.

         Super Search is a stand-alone software products also integrated into Solomon IV and Great Plains ERP systems that allows one to access documents within the accounting system, or for non-accounting applications. This software component is based on Microsoft's SQL Server and Visual Basic. Key features include security via assigned rights so unauthorized, non-accounting personnel, can only access certain documents; scanning support for all paper documents with the capability to sort results by criteria; access to all types of documents including Word, excel, jpeg images, voice and video.

         Batch Indexing is another add-on product that associates large batches of scanned documents to individual transactions within an accounting system. Groups of documents are scanned from either a central scanner or remote site and grouped into pre-designated folders.

         ImageLink Wizard provides the capability to create profiles and specify what information will be attached to an image. Combined with SuperSearch, the user has an incredibly powerful and flexible search engine. AP-Distar is a high-end product solution that provides accounts payable image capture, data entry and distributed authorization for accounting systems. AP-Distar lends itself to generic integration with any SQL-based accounting system.

         In fiscal year 2005 the Company has plans to integrate its ImageLink product with Best's MAS90 accounting software to provide the same features currently available to users of Microsoft's Solomon IV and Great Plains ERP accounting software. To gain greater reseller loyalty and support from some of the largest resellers in the United States, the Company will also have to produce additional products to support the full breadth of Microsoft's ERP accounting product lines including Navision and Axapta. It is the Company's plan to begin development work on ImageLink for these final two segments of Microsoft's accounting products currently not supported sometime in late fiscal year 2006.

         The company via acquisition is looking for a natural expansion of its product capabilities into a generic imaging software product and a sophisticated Microsoft-centric workflow product.

         In fiscal year 2006 the Company plans to add the ImageLink feature to the PurchaseSoft supply chain management solution. This enhancement should contribute to its plans to re-market the product at a lower price point, while bringing this feature to existing PurchaseSoft customers currently using its product but presently not on maintenance.

         Competition

         ImageLink's product is seamlessly-integrated to a client's accounting ERP system therefore not requiring the user to "boot-up" separate programs while working within their accounting system. This itself makes the Company's product unique compared to most other document imaging software companies.

         Competition is intense. There are a large number of software companies providing generic document imaging management solutions. Like PurchaseSoft, there are several both smaller and larger companies operating specifically within the document imaging arena for accounting solutions. The Company must continue to enhance its core products and innovate with new product introductions to maintain a market presence.


ITEM 2:   PROPERTIES

Our corporate headquarters are located in a leased facility in Irvine, California consisting of approximately 2,400 square feet of office space. The facilities are leased for a term of one year and the lease is renewable at the Company's option. As of February 16, 2003 the Company's mailing address is 2091 Business Center Drive, Suite 100, Irvine CA 92612. All of the books and records of the Company are located in this office. The Company maintains no other locations.

ITEM 3:   LEGAL PROCEEDINGS

PurchaseSoft was not a party to any legal proceedings during fiscal year 2004 or as of the date of filing of this Form 10-K.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended May 31, 2004.

PART II:

ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock is listed for quotation under the symbol "PURC.PK" on the National Association of Securities Dealers OTC Pink Sheets?. The following table sets forth the range of high and low bid quotations of the common stock during the two fiscal years ended May 31, 2004 and May 31, 2003 as reported by OTC Pink Sheets?.

                                                                    BID
                                                           ---------------------
PERIOD                                                       HIGH        LOW
---------------------------------------------------------- ---------- ----------

Fiscal Year Ending May 31, 2004
          First Quarter                                    $   0.001  $    0.001
          Second Quarter                                   $   0.001  $    0.001
          Third Quarter                                    $   0.001  $    0.001
          Fourth Quarter                                   $   0.001  $    0.001

Fiscal Year Ended May 31, 2003
          First Quarter                                    $    0.01  $     0.01
          Second Quarter                                   $    0.01  $     0.01
          Third Quarter                                    $   0.001  $    0.001
          Fourth Quarter                                   $   0.001  $    0.001

The closing bid price of the common stock on May 31, 2004 on the OTC Pink Sheets(R) was $0.001 per share.

STOCKHOLDERS

As of May 31, 2004, there were approximately 189 holders of record of PurchaseSoft's common stock. To date, we have not paid any dividends on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

In February, 2004 the Board approved an increase of authorized shares from fifty million (50,000,000) to one hundred million shares (100,000,000) to facilitate its Private Placement Memorandum for the raising of capital.

We issued shares of our common stock in unregistered transactions during fiscal year 2004. All of the following shares of common stock issued were non registered transactions in reliance on Section 4 (2) of the Securities Act of 1933, as amended (the "Securities Act"). The shares of common stock issued were as follows:

In February 2004, 7,000,000 shares were issued to the Managing Directors of Netshare Solutions, GmbH, for the acquisition of Netshare. Another 1,000,000 shares were issued to individuals involved in the acquisition or in lieu of fees related to fund-raising activities.

In May, 2004, 1,000,000 shares were issued to Computer Information Enterprises, Inc. for its acquisition by the Company, 3,000 ,000 shares were issued to Brian Tauber for the conversion of a bridge loan to equity at .02 p/share, and 5,000,000 shares were issued for cash and services to Steve Flagg, President CEO and Board of Director of Company.


TRANSFER AGENT AND REGISTRAR

Our transfer agent is Fidelity Transfer Company, 1800 South West Temple, Suite 301, Salt Lake City, UT 84115.


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

         Overview of Significant Activities

         Fiscal year 2004 was significant reflecting the Company's first steps in beginning the process to increase shareholder value via acquisitions. The first two acquisitions were made in early 2004 following management's strategy to pursue Microsoft-centric acquisitions of small, privately-held software development companies. The first, in January, was Netshare Solution, GmbH, headquartered in Hanover, Germany and the second, in February, 2004 was Computer Information Enterprises, Inc. located in Irvine, California.

         The Company acquired 100% of Netshare through the issuance of eight million shares of stock with seven million of these shares going to the managing directors of Netshare. In addition, the Company made available over $200 Thousand U.S. dollars as working capital to support its operations. This acquisition was premised on Netshare quickly realizing a significant contract with a major Middle Eastern company. Concurrent with this acquisition Netshare and its management was to raise 300 thousand Euros to support future working capital requirements to support its operations. With a very high unemployment rate in Germany within the technology sector and a large number of technology businesses in, or facing bankruptcy, the market to raise funds was very limited. Additionally, the contract, projected to begin in February, 2004 was continually delayed, renegotiated and restructured further inhibiting local management's ability to raise necessary capital. In March and April the Company advanced over $50 thousand U.S. to further support its working capital needs. Attempts to sell Netshare's state of the art data center to raise monies for working capital also failed and on May 31, 2004, the managing director of Netshare Solutions, in concurrence with the Board of Directors of PurchaseSoft, placed Netshare into the German version of temporary insolvency. With no ability to raise capital and the major contract still not viable, the Company allowed the trustee of Netshare to liquidate assets thereby forcing the complete write-off of PurchaseSoft's investment in Netshare.

         The former Secretary, Treasurer, acting CFO, and board member, Tom Marsh, resigned from his duties in March to pursue other interests. Werner Loechle, COO and board member, residing in Stuttgart, Germany, with the closure of Netshare operations, resigned as an officer and board member in October, 2004.

         In February, 2004 the Board authorized and received approval to increase its outstanding shares from the existing fifty million authorized to one hundred million shares authorized. The Company issued a Private Placement Memorandum authorizing the raising of $800 thousand U.S. dollars at (C).02 per share. From March 1, 2004 through May 31, 2004 the company successfully raised $160 thousand dollars U.S. via this Private Placement. Another $60,000 was raised via a bridge loan in August, 2003 that was converted to equity in February, 2004 via warrants attached to the loan.

         On February 16, 2004, the Company closed on its second acquisition, Computer Information Enterprises, Inc. (CIE) located in Irvine, CA. This acquisition was made with the issuance of one million shares of Company stock. CIE had been in business for over twenty years prior to being acquired by Company, transforming itself from a company generating revenues primarily from consulting to its present state where it developed and marketed a secure, tightly-integrated document imaging software program for Microsoft's Solomon IV and Great Plains accounting ERP systems. With over three hundred licensed users of its ImageLink product, including companies such as Toshiba America, this acquisition has provided the platform for continued revenue growth and further acquisitions.

         Fiscal Year ended 2004 compared to 2003 (all figures founded to the nearest $1,000)

         In 2003, total revenues were $3,000 reflecting the re-start of PurchaseSoft operations through obtaining the renewal of maintenance contracts effective March 1, 2003 from two former customers, JPMorganChase and Chiquita.

         Fiscal year 2004 revenues reflect three and one-half months of ownership of CIE and the balance of deferred maintenance revenues from the original PurchaseSoft contracts. Revenues of $211,040 are derived from two sources, product sales, $103,000 and services $108,000. Services are comprised of consulting work performed by in-house staff for third parties unrelated to product sales and recognition of deferred revenues from maintenance contracts related to product sales. For the fiscal period maintenance revenues were $24,000 and consulting services were the remaining $84,000.

         Operating expenses total $258,000 and include salary expense of developers, administrative personnel and prepaid third party license expense. Of the total $258,000 in operating expenses, $52,000 is via corporate allocation from PurchaeSoft.

         Other income is comprised of rent expense from two third parties that sublease space from Company while other expenses include items such as rent, health insurance for employees and other overhead costs.

         The other major item contributing to the net loss of $394,317 is the loss on disposition and discontinuance of Netshare Solutions operations totaling $297,499. There should be no other expenses incurred in later periods related to the Netshare write-off.


         Liquidity and Capital Resources

         To date, we have funded our operations from the initial investment made by Steven A. Flagg, proceeds from the private placement memorandum and cash collections from customers. As of May 31, 2004 the Company had approximately $128,000 in cash, an increase of $110,000 from the prior fiscal period. Net cash used in operating activities during the fiscal year was $94,000. The net loss, primarily attributable to the loss on disposition of Netshare was the primary factor contributing to the increase in net cash used in operating activities.

         Net cash used in investing activities during 2004 totaled $168,893. The decrease was almost entirely due to the investment in Netshare.

         Net cash provided by financing activities during 2004 included the $160,000 cash received from the private placement memorandum and $213,000 from three shareholder loans.

         The Company intends to raise capital in fiscal year 2006, anticipated to be up to $2 million via a Private Investment in a Public Entity ("PIPE") to fund further acquisitions and to provide increased working capital.

         Critical Accounting Policies and Assumptions

         The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States.

         Revenue Recognition:

         We have two distinct revenue streams: Software product revenues and service revenues.

         Software product revenues are related to our software applications invoiced on a fixed price and includes third party licenses necessary to use our product. Our invoices are COD and upon receipt of good funds unlocking keys are sent via email to the client along with instructions of how to download our product via our FTP site. Credit risk of product sales is therefore negligible.

         Services revenues comprises two components: consulting work for third parties which has net 15 day terms and is invoiced upon completion of the work; and deferred maintenance revenues. In a limited number of instances Company will invoice for consulting work on a product sale where some customization of software code is necessary. In most instances, the dollar amount is nominal and completed and delivered to the customer within two to five business days. Deferred maintenance revenues are generally amortized over a period of between twelve to sixteen months. As a policy, all of the Company's new sales expire on the last day of a particular month whether the sale occurred on the first day of the month or later within the month. Additionally, since Company's product can sometimes be acquired in conjunction with the underlying accounting software provided by Microsoft, there may be some delays in the length of time before our customer actually begins using our product. From a customer-service perspective, we will extended the amortization of maintenance beyond twelve month if this is known beforehand, but, with few exceptions, will we allow maintenance to run longer than ninety days from actual purchase date, regardless of when our product is sold. The average deferred maintenance contract length is approximately thirteen and a half months.

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

         New Management, Ability to Recruit Sales, Service, and Implementation Personnel.

         The Company's management has a very limited history in operating the Company. There can be no assurance that the Company's management will be successful in meeting their planned objectives. The ability to achieve anticipated revenues is substantially dependent on the ability of the Company to attract and retain skilled personnel, especially key management, sales, support, and development personnel. The Company believes that its future success will depend in large part on its ability to attract and retain highly skilled technical, managerial, marketing, and professional services personnel to ensure the high quality of products and services provided to its customers. The Company competes in the market for such personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company. There can be no assurance that the Company will be successful in attracting and retaining skilled personnel. The Company's inability to attract and retain qualified employees would have a material adverse effect on the Company's business.

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

         Dependence on a Single Product-Line.

         Substantially all of the Company's revenues over the next twelve months are expected to be derived from the sale of its ImageLink software product and related support services. Accordingly, any event that adversely affects revenue generated from the sale of software such as increased competition from competitors, negative publicity or evaluation, or obsolescence brought about if Microsoft deciding to no longer support either Solomon IV or Great Plains accounting software, or develops its own imaging software for its accounting products, could have a material adverse effect on the Company's results of operations. The Company's future financial performance will depend on the continued development and introduction of new and enhanced versions of its software and other products and on customer acceptance of such new enhanced products.

         Fluctuation in Quarterly Operating Results.

         The Company's revenues and operating results can vary substantially from quarter to quarter. Sales revenues in any quarter are substantially dependent on aggregate activity and the Company's ability to recognize revenue in that quarter in accordance with its revenue recognition policies and generally accepted accounting principles. Revenues may vary from quarter to quarter due to variances in prior quarter activity, which may positively or adversely affect the Company's future financial performance. The Company's sales cycle is typically from thirty to one hundred and twenty days. The Company's ability to increase revenue is dependent on its ability to grow sales activity which provides opportunities for consulting and subsequent maintenance revenues. Additionally the Company may not be able to recruit, hire, and train sufficient numbers of qualified consultants to perform such services. Due to the forgoing, it is likely that in one or more future quarters the Company's operating results will be below the expectations of public securities market analysts. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

         Future Sales of Common Stock

         Our common stock is traded on the National Association of Securities Dealers OTC :Pink Sheets. Our common stock has historically been highly illiquid. Steven A. Flagg, who serves on our Board of Directors, and is the Company's President, in the aggregate, owns approximately 44% of the common stock as of May 31, 2004. If he were to sell even a small portion of the total shares in a short time, the market price of our common stock would likely decline dramatically. Furthermore, sales of a substantial number of shares of our common stock by any holder in a short time would likely cause the market price of our common stock to decrease significantly. In addition, the sale of any of these shares may impair our future ability to raise capital through the sale of additional stock.

         Inability to Influence the Outcome of Key Transactions

         One director of the Company, who also is the Company's President, in the aggregate owns approximately 44% of our common stock as of May 31, 2004. This director has enough voting power to approve or disapprove virtually any matters that are determined by a majority vote of our stockholders, which severely limits other shareholder's ability to influence PurchaseSoft through voting their shares.

         Maintenance of a Public Trading Market for Shares of Our Common Stock

         Although shares of our common stock are presently quoted on the OTC Pink Sheets, we cannot assure you that they will continue to be quoted in the future. During the period of the Company's wind down the Company lost its market makers and has declined to establish new market makers until full and substantial operations are underway through product sales or an acquisition. Furthermore, in contrast to stock that is quoted on the NASDAQ National Market or traded on a national securities exchange, as a result of our stock being quoted on the OTC Pink Sheets, stockholders may:

         o Find it more difficult to obtain accurate and timely quotations regarding the bid and asked price
         o        Experience greater spreads between bid and asked prices;
         o Be charged relatively higher transactional costs when buying or selling our common stock; and
         o Encounter more difficulty in effecting sales or purchases of common stock.

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

ITEM 7:   FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

See Table of Contents, page 16.


Mendoza Berger & Company, LLP's Report of Independent Registered Public Accounting Firm

Balance Sheet as of May 31, 2004

Statement of Operations for the period May 31, 2004 and the three month period ending May 31, 2003

Statements of Changes in Net Liabilities in Liquidation for the period May 31, 2004 and the three month period ending May 31, 2003

Statement of Stockholders' Equity for the year ending May 31, 2003 and the year ending May 31, 2004

Statement of Cash Flows for the period ended May 31, 2004 and the three month period ended May 31, 2004

Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT







                               PURCHASESOFT, INC.

                     FINANCIAL STATEMENTSFOR THE YEAR ENDED
                              MAY 31, 2004 AND THE
                            THREE MONTH PERIOD ENDED
                                  MAY 31, 2003

                                TABLE OF CONTENTS




Report of Independent Registered Public Accounting Firm.......................17

Balance Sheets ...............................................................18

Statements of Operations......................................................19

Statement of Stockholders' Equity (Deficit)...................................20

Statements of Cash Flows .....................................................21

Notes to Financial Statements ............................................... 22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
of PurchaseSoft, Inc.

We have audited the balance sheet of PurchaseSoft, Inc. as of May 31, 2004 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of PurchaseSoft, Inc. as of May 31, 2003 were audited by other auditors, whose report is dated August 14, 2003 and described conditions indicating the Company has the ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of PurchaseSoft, Inc. as of May 31, 2004, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mendoza Berger & Company, LLP


March 22, 2005
Irvine, CA


                                              PURCHASESOFT, INC.
                                                BALANCE SHEETS
                                             MAY 31, 2004 AND 2003
-----------------------------------------------------------------------------------------------------
                                                   ASSETS


                                                                         2004                2003
                                                                     -------------      -------------
Current assets:
    Cash                                                             $    127,625       $     17,938
    Accounts receivable                                                    55,870                 --
    Prepaid software licenses                                               4,530                 --
    Prepaid expenses and other assets                                       6,562                 --
                                                                     -------------      -------------

         Total current assets                                             194,587             17,938

Property and equipment, net (Note 6)                                       13,982              1,052
Goodwill                                                                  150,803            150,803
Deposits                                                                    4,144                 --
                                                                     -------------      -------------

        Total assets                                                 $    363,516       $    169,793
                                                                     =============      =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable and accrued expenses                                  84,493             12,128
    Deferred revenue                                                       77,739             15,064
    Shareholder's notes payable (Note 9)                             $    213,000       $         --
                                                                     -------------      -------------

        Total current liabilities                                         375,232             27,192

Commitments and contingencies (Note 10)                                         --                 --


Stockholders' equity (Note 7):
    Common stock:
      $0.01 par value; 100,000,000 shares authorized;
        50,255,309 and 33,287,267 shares issued and outstanding
        at May 31, 2004 and 2003, respectively                            502,553            332,873
    Additional paid-in capital                                         43,226,142         43,155,822
    Accumulated deficit                                               (43,651,379)      (43,257,062)
    Treasury stock                                                        (89,032)           (89,032)
                                                                     -------------      -------------

        Total stockholders' equity (deficit)                              (11,716)           142,601
                                                                     -------------      -------------

        Total liabilities and stockholders' equity                   $    363,516       $    169,793
                                                                     =============      =============


                  The accompanying notes are an integral part of these financial statements

                                                      18

                               PURCHASESOFT, INC.
                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                   FOR THE THREE
                                                 FOR THE YEAR      MONTH PERIOD
                                                 ENDED MAY 31,     ENDED MAY 31,
                                                    2004               2003
                                                -------------      -------------
Revenues:
    Products                                    $    102,648       $      1,250
    Services                                         108,392              1,936
                                                -------------      -------------

        Total revenues                               211,040              3,186
                                                -------------      -------------

Expenses:
    Cost of service revenue                          142,705              1,200
    General and administrative                       115,543             12,972
                                                -------------      -------------

        Total expenses                               258,248             14,172
                                                -------------      -------------

Operating loss                                       (47,208)           (10,986)
                                                -------------      -------------

Other income (expense):
    Other income                                       3,282              1,753
    Other expense                                    (45,386)                --
    Interest expense                                  (6,706)                --
    Loss on disposition and discontinuance of
      Netshare, Inc.                                (297,499)                --
                                                -------------      -------------

Total other income expense                          (346,309)             1,753
                                                -------------      -------------

Net loss before income taxes                        (393,517)            (9,233)
Provision for income taxes (Note 8)                     (800)                --
                                                -------------      -------------

Net loss                                        $   (394,317)      $     (9,233)
                                                =============      =============

Loss per share - basic and diluted              $      (0.01)      $      (0.00)
                                                =============      =============

Weighted average number of shares                 35,558,500         33,287,267
                                                =============      =============

    The accompanying notes are an integral part of these financial statements


                                                    PURCHASESOFT, INC.
                                        STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------------------------------------------------------

                                                     COMMON STOCK
                                           ----------------------------------
                                                         PAR VALUE     ADDITIONAL                                     TOTAL
                                            NUMBER OF     ($0.01)       PAID-IN       ACCUMULATED    TREASURY      STOCKHOLDERS'
                                             SHARES        AMOUNT       CAPITAL         DEFICIT        STOCK      EQUITY (DEFICIT)
                                          ------------- ------------- -------------  -------------  -------------  -------------
Balance at February 28, 2003 after
   liquidation                              33,287,267  $    332,873  $ 42,939,273   $(43,247,829)  $    (89,032)  $    (64,715)

Adoption of push down accounting                    --            --       150,803             --             --        150,803

Special item-wind down adjustments                  --            --        65,317             --             --         65,317

Common stock contributed by officers for
services                                            --            --           429             --             --            429

Net loss                                            --            --            --         (9,233)            --         (9,233)
                                          ------------- ------------- -------------  -------------  -------------  -------------

Balance at May 31, 2003                     33,287,267       332,873    43,155,822    (43,257,062)       (89,032)       142,601

Issued shares for Netshare acquisition       8,000,000        80,000       (17,000)            --             --         63,000

Issued shares for purchase of CIE            1,000,000        10,000         7,000             --             --         17,000

Issued shares for cash                       7,968,042        79,680        80,320             --             --        160,000

Net loss                                            --            --            --       (394,317)            --       (394,317)
                                          ------------- ------------- -------------  -------------  -------------  -------------

Balance at May 31, 2004                     50,255,309  $    502,553  $ 43,226,142   $(43,651,379)  $    (89,032)  $    (11,716)
                                          ============= ============= =============  =============  =============  =============

                             The accompanying notes are an integral part of these financial statements

                                                                20


                                         PURCHASESOFT, INC.
                                      STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED MAY 31, 2004 AND 2003
-------------------------------------------------------------------------------------------------

                                                                                  FOR THE THREE
                                                                    FOR THE YEAR   MONTH PERIOD
                                                                       ENDED           ENDED
                                                                    MAY 31, 2004    MAY 31, 2003
                                                                    ------------    ------------
Cash flows from operating activities:
    Net loss                                                         $(394,317)      $  (9,233)
Adjustments to reconcile net loss to net cash used in operating activities:
     Loss on disposition and discontinuance of Netshare                234,499              --
     Depreciation                                                        1,464             211
    Changes in operating assets and liabilities:
        Accounts receivable                                            (55,870)             --
        Prepaid software licenses                                       (4,530)             --
        Prepaid expenses                                                (6,562)             --
        Deposit                                                         (4,144)             --
        Stock contributed by officers for services                          --             429
        Accounts payable and accrued expenses                           72,366           3,734
        Deferred revenue                                                62,674          15,064
                                                                     ----------      ----------

            Total adjustments                                          299,897          19,438
                                                                     ----------      ----------

            Net cash used in operating activities                      (94,420)         10,204
                                                                     ----------      ----------

Cash flows from investing activities:
    Purchase of property and equipment                                 (14,393)         (1,263)
    Investment in Netshare                                            (154,500)             --
                                                                     ----------      ----------

            Net cash used in investing activities                     (168,893)         (1,263)
                                                                     ----------      ----------

Cash flows from financing activities:
    Stock issued for cash                                              160,000              --
    Loans from shareholders                                            213,000              --
                                                                     ----------      ----------

            Net cash provided by financing activities                  373,000              --
                                                                     ----------      ----------

Net increase in cash                                                   109,687           8,942

Cash, beginning of year                                                 17,938           8,996
                                                                     ----------      ----------

Cash, end of year                                                    $ 127,625       $  17,938
                                                                     ==========      ==========


Supplemental Disclosure of Cash Flow Information:
         Cash paid during the year for:
                    Interest                                         $   6,706       $      --
                                                                     ==========      ==========

Supplemental Disclosure of Non-Cash Items:
         Common stock for services                                   $      --       $     429
                                                                     ==========      ==========

Common stock issued for the purchase of Netshare                     $  63,000       $      --
                                                                     ==========      ==========

Common stock issued for the purchase of CIE                          $  17,000       $      --
                                                                     ==========      ==========


              The accompanying notes are an integral part of these financial statements

                                                 21

                               PURCHASESOFT, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


1.       BUSINESS AND ORGANIZATION
         -------------------------

         PurchaseSoft, Inc. (the Company) is pursuing an aggregation strategy of acquiring Microsoft-centric, privately held software companies in the United States with revenues under four million dollars annually. PurchaseSoft's core product is a sophisticated Purchasing/Supply Chain management software program. The Company's most notable acquisition to date was Computer Information Enterprises, Inc. (CIE), a company that develops and markets Imagelink; an imaging and document management software product for accounting and ERP Systems. The Company closed its first round of a Private Placement and has recently engaged an investment bank to perform, amongst several tasks, the raising of two million dollars through a Private Investment in a Public Company ("PIPE").

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is three to seven years.

         REVENUE RECOGNITION
         -------------------

         The Company recognizes sales revenue when both title and risk of loss transfers to the customer, provided no significant obligations remain pursuant to Securities and Exchange Commission's Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. Deferred maintenance revenues are amortized over the term of the Maintenance agreement, usually a period of twelve to sixteen months.

         INCOME TAXES
         ------------

         Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company is subject to the $800 minimum California Franchise tax, which is reflected in the statement of operations for the year ended May 31, 2004.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------------------

         NET LOSS PER SHARE
         ------------------

         In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. The Company has no common stock equivalents, which would dilute earnings per share.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

         Financial instruments consist principally of cash and payables. The estimated fair value of these instruments approximate their carrying value.

         FOREIGN CURRENCY TRANSLATION
         ----------------------------

         The Company translates the foreign currency financial statements of its foreign operations by translating balance sheet accounts at the exchange rate on the balance sheet date and the income statement accounts using the prevailing exchange rates at the transaction date. Translation gains and losses are recorded in stockholders' equity and realized gains and losses are reflected in operations. There were no material translation or exchange gains and losses for the year ended May 31, 2004 and for the period ended May 31, 2003.

         IMPAIRMENT OF LONG-LIVED ASSETS
         -------------------------------

         FASB issued in August 2001, SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets". In accordance with this statement, the Company periodically reviews its long-lived assets to be held and used by the Company to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions of factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amounts and the estimated value of the asset.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------------------

         IMPAIRMENT OF LONG-LIVED ASSETS (Continued)
         -------------------------------------------

         The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimated discounted cash flow analysis. The company has experienced no impairment losses to date.

         USE OF ESTIMATES
         ----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         INTANGIBLE ASSETS
         -----------------

         On November 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The new standard requires that goodwill and indefinite-lived intangible assets no longer be amortized. In addition, goodwill and indefinite-lived intangible assets are tested for impairment at least annually. These tests will be performed more frequently if there are triggering events. Impairment losses after initial adoption will be recorded as a part of income from continuing operations.

         Definite-lived intangible assets, such as patents, are amortized over their estimated useful lives. The Company continually evaluates the reasonableness of the useful lives of these assets. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," if a revision in the useful lives of these assets is deemed necessary, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life of the definite-lived intangible asset.

         Management periodically reviews the carrying value of acquired intangible assets that are being amortized to determine whether an impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets being amortized can be recovered. If the Company determines that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the Company considers the carrying value of such intangible assts as impaired and reduces them by a charge to operations in the amount of the impairment.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------------------

         INTANGIBLE ASSETS (Continued)
         -----------------------------

         An impairment charge is measured as any deficiency in the amount of estimated undiscounted future cash flows of the acquired business available to recover the carrying value related to the intangible assets that are being amortized. The Company did not recognize any impairment changes for the year ended May 31, 2004.

         RECLASSIFICATIONS
         -----------------

         Certain amounts in the prior period presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net loss.

         NEW STANDARDS TO RECENT ACCOUNTING PRONOUNCEMENTS
         -------------------------------------------------

         In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective May 15, 2002. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as an extraordinary item, net of tax, and makes certain other technical corrections. SFAS No. 145 did not have a material effect on the company's Consolidated Financial Statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003 and its effect is reflected in the Company's financial position or operations.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------------------

         NEW STANDARDS TO RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
         -------------------------------------------------------------

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The interpretations provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company has no guarantees, and therefore believes the adoption of FIN 45 will not have a material impact on its financial statements.

         In November 2002, the EITF reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the separation and allocation of consideration for arrangements that include multiple deliverables. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenues recognized in a bundled sales arrangement. The allocation of revenues to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on its financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting or Stock Based Compensation--Transition and Disclosure--an Amendment of SFAS No. 123, Accounting for Stock-Based Compensation. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement has varying effective dates commencing with interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on its financial statements.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51." FIN No. 46 requires the primary beneficiary to consolidate a variable interest entity (VIE) if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN No. 46 applies immediately to VIEs created after January 31, 2003 and to VIEs in which the entity obtains an interest after that date. In October 2003, the FASB deferred the latest date by which all public entities must apply FIN No. 46 to all VIEs and potential VIEs, both financial and non-financial in nature, to the first reporting period ending after December 15, 2003. The adoption of FIN No. 46 in February 2003 did not have a material impact on the Company's financial position, cash flows or results of operations.

         On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which was issued in June 2001. SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of a long-lived asset. SFAS No. 143 requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets for which a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability is required to be accreted each year based on a present value interest rate. The adoption of the standard did not have a material effect on the Company's financial statements.

         The Company's accounts receivable result from sales to either resellers or to direct end-users. The Company extends credit to its customers based upon its evaluation of each customer's financial condition and credit history. The Company generally does not require collateral from its customers.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------------------

         NEW STANDARDS TO RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
         -------------------------------------------------------------

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as specifically noted in SFAS No. 149. SFAS No. 149 should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on our financial position, cash flows or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities and the provisions of paragraphs 9 and 10 of SFAS No. 150 (and related guidance in the appendices), as they apply to mandatorily redeemable non-controlling interests, which were deferred by the FASB on October 29, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position, cash flows or results of operations.

         On December 17, 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinds the "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB No. 101 that had been codified in Staff Accounting Bulletin Topic 13, "Revenue Recognition." The adoption of SAB No. 104 did not have any impact on our financial position, cash flows or results of operations.

         In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-based Payment" that will require the company to expense costs related to share-based payment transactions with employees. With limited exceptions, SFAS No. 123(R) requires that the fair value of share-based payments to employees be expensed over the period service is received. SFAS No. 123(R) becomes mandatorily effective for the company on July 1, 2005. The company intends to adopt this standard. SFAS No. 123(R) allows the use of both closed form models (e.g., Black-Scholes Model) and open form models (e.g., lattice models) to measure the fair value of the share-based payment as long as that model is capable of incorporating all of the substantive characteristics unique to share-based awards. In accordance with the transition provisions of SFAS No. 123(R), the expense attributable to an award will be measured in accordance with the Company's measurement model at that award's date of grant.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the Company's financial statements.

3.       GOING CONCERN
         -------------

         The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity. Management believes that the actions currently being taken to obtain funding will allow the Company to continue its operations. However, there is no assurance that the necessary funds will be realized by securing debt or through stock offerings. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

4.       SPECIAL ITEMS-WIND DOWN ADJUSTMENTS
         -----------------------------------

         On November 8, 2002, the Board of Directors approved a plan for the restart of services and support to previous Company customers and the cessation of the wind down of operations. Under this plan, the Company will engage certain subcontractors to provide management, sales and support through commissions and revenue sharing agreements. With the first new revenue generated in the fourth quarter, the Company changed its accounting method from liquidating basis to going concern basis effective on March 1, 2003. All wind down costs and adjustments incurred in the liquidation period are then eliminated by a transfer from paid-in capital.


         A summary of the paid-in capital and the effects of the adoption of the going concern basis from liquidation basis is as follows:

                Paid-in capital at November 30, 2001, prior to liquidation      $   44,991,491

                Initial adjustment to liquidation value at November 30, 2001        (3,705,699)

                Wind down costs and adjustments:
                      Wind down costs incurred                                      (1,553,164)
                      Adjustments of estimated values                                3,206,645
                                                                                ---------------

                Paid-in capital at February 28, 2003                                42,939,273

                Wind down adjustments at February 28, 2003                              65,317
                                                                                ---------------

                Paid-in capital after liquidation                               $   43,004,590
                                                                                ===============

5.       CHANGE IN MAJORITY OWNER
         ------------------------

         On July 23, 2002, L-R Global sold all of its shares in the Company (approximately 82% of the outstanding shares) to two individuals for $10,000. The selling price was later reduced down to $3,000. The Company is not aware of the source of the purchasers' funds.

         As a result of these transactions, the Company adopted push-down accounting and recognized goodwill of $150,803:

                 Total purchase cost                               $      3,000

                 Net, working deficit acquired                         (147,803)
                                                                   -------------

                 Goodwill (excess of cost over fair value)         $    150,803
                                                                   =============

         Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified assets acquired, is not being amortized but will be reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with SFAS No.
         142. Goodwill is expected to be deductible for tax purposes over 15 years under Internal Revenue Code 197.

6.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment consist of the following:

                                               FOR THE YEAR ENDED        FOR THE THREE MONTH PERIOD
                                               MAY 31, 2004              ENDED MAY 31, 2003
                                               ----------------------    ----------------------
         Computer equipment                    $              15,656     $               1,263

         Less: accumulated depreciation                       (1,674)                     (211)
                                               ----------------------    ----------------------

                                               $              13,982     $               1,052
                                               ======================    ======================

         Depreciation expense for the year ended May 31, 2004 and the three month period ended May 31, 2003 was $1,464 and $211, respectively.

7.       CAPITAL STOCK
         -------------

COMMON STOCK

         The authorized capital stock of the Company consists of 100,000,000 shares of common stock at a par value of $0.01. At May 31, 2004 and 2003 there were 50,255,309 and 33,287,267 shares issued and outstanding, respectively.

         In February, 2004, the Company issued 8,000,000 shares of $0.01 par value common stock for the acquisition of Netshare Gmbh. This acquisition was accounted for as a purchase of assets. (see Note 10 Litigation).

         In May 2004, the Company issued 1,000,000 shares of $0.01 par value common stock for the acquisition of Computer Information Enterprises, Inc. (CIE). This acquisition was accounted for as a purchase of assets.

         In May the Company issued 8,000,000 shares of $0.01 par value common stock for cash in the amount of $160,000 ($0.02 per share).

8.       INCOME TAXES
         ------------

         The components of the deferred tax asset is as follows at May 31:

                                                            2004                 2003
                                                       -----------------    ----------------
         Deferred tax assets:
           Net operating loss carryforward             $     15,334,000     $    15,135,000

         Valuation allowance                                 15,334,000          15,135,000
                                                       -----------------    ----------------

         Net deferred tax assets                       $              -     $             -
                                                       =================    ================

         The Company had available approximately $38,500,000 and $38,000,000 of unused Federal and state net operating loss carryforwards at May 31, 2004 and 2003, respectively, that may be applied against future taxable income. These net operating loss carryforwards expire through 2022 and 2012 for federal and state purposes, respectively. The State of California has suspended the use of net operating losses for years ended May 31, 2004 and 2003. There is no assurance that the Company will realize the benefit of the net operating loss carryforwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At May 31, 2004 and 2003, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         On May 31, 2004, Netshare, Inc. was placed into bankruptcy in the federal courts of Germany, the country having jurisdiction over Netshare. Management determined that Netshare was not economically viable and on September 1, 2004 allowed the trustee to liquidate all assets of the company. In connection with the bankruptcy filing, the Company recognized a $297,499 loss on the disposition and discontinuance of Netshare, which is reflected in the Statement of Operations.

         ------------

         Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows at May 31:

                                                          2003         2002
                                                        --------     --------
Statutory federal tax  (benefit) rate                   (34.00)%     (34.00)%
Statutory state tax  (benefit) rate                      (5.83)%      (5.83)%
                                                        --------     --------
Effective tax benefit rate                              (39.83)%     (39.83)%

Valuation allowance                                       39.83%       39.83%
                                                        --------     --------

Effective income tax rate                                  0.00%        0.00%
                                                        ========     ========

9.       SHAREHOLDER NOTE PAYABLE
         ------------------------

         On May 1, 2004, the Company issued two notes payable totaling $205,000 to an officer of the Company. The notes had an interest rate of 6% per annum and were due on May 31, 2004. The due dates on these notes were extended to October 31, 2005. In consideration of the due date extension, the Company issued 12,000,000 shares of its $0.01 par value common stock, with a market value of $1,200, to the officer.

         At May 31, 2004, the Company had an $8,000 demand note payable to an officer, bearing an interest rate of 6% per annum. This note was repaid by December 31, 2004.


10.      COMMITMENTS AND CONTIGENCIES
         ----------------------------

         LEASE AGREEMENT
         ---------------

         The Company has a one year lease on office space expiring on February 28, 2006 for a minimum $51,391.80, annually.

         LITIGATION
         ----------

         PurchaseSoft acquired 100% of Netshare GmbH common stock in January, 2004 in exchange for shares of PurchaseSoft common stock and a payment of 13,000 Euros to one of the shareholders. The purpose of the acquisition was to support management's growth plans through a Microsoft- centric acquisition strategy. At the time of the acquisition a major Middle East contract was scheduled to be executed in February. The acquisition was predicated on this transaction. The transaction did not materialize. In addition, Netshare failed to raise 300,000 Euros necessary to support Netshare's operations on a stand-alone basis.

         ----------------------------------------

         ----------------------

         The Managing Director of Netshare, in concurrence with the Board of Directors of PurchaseSoft agreed to place Netshare in temporary insolvency on May 31, 2004. On September 1, 2004 the trustee began action to liquidated assets.

         PurchaseSoft management has retained legal counsel and is exploring possible legal action.

         CONTINGENT LIABILITY
         --------------------

         As part of the Purchase Agreement between PurchaseSoft and Netshare GmBh, the Company agreed to a third-party guarantee up to a maximum of 50%, not to exceed 50,000 Euros for a loan made by a German bank to two of the officers of Netshare for a prior business transaction.

11.      SUBSEQUENT EVENTS
         -----------------

         During the period from June 1, 2004 through March 22, 2005 the Company issued 11,501,625 shares of common stock for cash at an average price of $0.03 per share, $365,016 and 22,990,000 shares of common stock for services valued at the closing market price of the stock on the date issued of $0.001 per share, $14,479.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 18, 2004 the Board began a search to identify a new firm to perform the annual audit of PurchaseSoft, Inc.'s May, 2004 financial statements and the reviews of its quarterly financial statements. The bid by its existing firm Spector & Wong, LLP was withdrawn by mutual consent. On July 8, 2004 Spector & Wong was dismissed.

         The reports of Spector & Wong, LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles with the exception of the following:

         On December 21, 2001, the Board of Directors of the Company approved a plan to wind down the operations of the Company, which included salvaging the value of its assets during the wind down (the "Plan"). The key objectives of the Plan are (1) to conserve the assets of the Company in order to extend operations pending a sale; (2) to maximize the value of the Company's assets in any sale to third party; and (3) to maintain the value in public shell if possible. As a result of the adoption of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective December 1, 2001. The liquidation basis of accounting requires the Company to accrue an estimate for all liabilities related to expenses to be incurred during the wind down period. Additionally, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts. The estimated net realizable value of assets represents management's best estimated of the recoverable value of the assets, net of selling expenses, and without consideration for the effect that the settlement of any litigation may have on the value of the assets.

         On November 8, 2002, the Board of Directors approved a plan for the restart of service and support to previous Company's customers and for the cessation of the wind down of operations. Under this plan, the Company will engage certain subcontractors to provide management, sales and support through commissions and revenue sharing agreements. With the first new revenue generated in the fourth quarter of fiscal year ended May 31, 2003, the Company changed its accounting method from liquidating basis to going concern basisl effective on March 1, 2003.

         In connection with the audits of the Company's financial statements for each of the two fiscal years ended May 31, 2002 and May 31, 2003, and in the subsequent interim period, there were no disagreements with Spector & Wong, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Spector & Wong, LLP would have caused Spector & Wong, LLP to make reference to the matter in their report. Further, Spector & Wong, LLP did not advise the Company of any "reportable events" pursuant to Item 304(a)(1)(v) of Regulation S-K in connection with the audits of the Company's financial statements for each of the two fiscal years ended May 31, 2002 and May 31, 2003 respectively, or in the subsequent interim period.

         On July 8, 2004, the Board approved and named Mendoza Berger Company, LLP as its independent accounting firm, replacing Spector & Wong, LLP. Mendoza Berger Company, LLP began its engagement with the audit of PurchaseSoft, Incs's May 31, 2004 fiscal year end financial statement.

         During the two most recent fiscal years ended May 31, 2002 and 2003, and through July 8, 2004, the Company did not consult with Mendoza Berger Company, LLP regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement (as that terms id defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions that Item) or a reportable event ( as the term is defined in Item 304(a)(1)(v) of Regulation S-K).

         There were no disagreements with Spector & Wong, LLP.

PART III:


ITEM 9A: CONTROLS AND PROCEDURES

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


ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth our directors and executive officers as of May 31, 2004, their ages and the positions held by them:


                                                                           YEAR BECAME
                                                                            OFFICER OR
NAME                          AGE          POSITION WITH COMPANY             DIRECTOR
-------------------------- ---------- -------------------------------- -------------------
Steven A. Flagg               45      President and Director                  2002
                                      Treasurer/Secretary and

Kevin A. Yanoscik             47      Director                                2004

         Steven A. Flagg (45) President and Chairman. Mr. Flagg has served as the President, Chairman and as a Director since August 5th, 2002. Mr. Flagg is Managing Partner and co-founder of Marsh+Flagg, a merger and acquisition advisory firm in La Jolla, California. Prior to Marsh+Flagg, Flagg was an active individual investor and turnaround consultant to early stage technology companies, including Findcom, PurchaseSoft, and PointPoint.Com. Flagg moved to La Jolla from Paris after several successful management assignments building international sales and consulting operations for companies such as KnowledgeWare and Sterling Software. At Sterling, Flagg served as VP of Business Development for International where he led European M&A activity. Flagg built the international business of financial software provider SS&C. SS&C completed a $50 million IPO led by Hambrecht and Quist and Alex Brown. Prior to Paris, Flagg was a successful software sales executive in NYC working for University Computing Company (acquired by CA), Oracle and KnowledgeWare. Flagg graduated from SUNY Brockport NY with a major in business and sociology.

         Kevin A. Yanoscik (47) Secretary/Treasurer. Mr. Yanoscik has served as Secretary and Treasurer and as a Director since February 16, 2004. Yanoscik was previously a principal in the investment banking firm of Marsh+Flagg, a merger and acquisition advisory firm headquartered in La Jolla, CA with Yanoscik operating out of Newport Beach, CA. Prior to Marsh+Flagg, Yanoscik held various corporate lending positions with a number of national and international financial institutions including FB Commercial Finance, LaSalle Business Credit, NationsBank and HongKong and Shanghai Banking Corporation. Yanoscik received a BA in political science from Temple University and an MBA/MIM degree from the University of Denver.

         Board of Directors. The Board is currently comprised of Steve Flagg and Kevin Yanoscik. With an additional acquisition the company plans to add one additional board member. The company has identified two outside people who have verbally committed to joining the Board no later than January, 2006, one of whom is an active CPA who will head the audit and compensation committees.

FAMILY RELATIONSHIPS

         There are no family relationships among any of the directors or executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors and certain of our officers and persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in ownership to the Securities and Exchange Commission and to us. Specific due dates have been established and we are required to report in this Annual Report on Form 10-KSB any failure to file by these dates during the fiscal year ended May 31, 2004. Based on our review of copies of these reports and the forms available to us by the previous management, all forms were filed in a timely manner.

ITEM 10:   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The table below sets forth information regarding executive compensation for the fiscal years ended May 31, 2004 of our Chief Executive Officers. There was no compensation for our executive officers whose compensation for fiscal 2003.

                                                                             LONG TERM
                                                   ANNUAL COMPENSATION     COMPENSATION
                                                -------------------------- --------------
                                                                                             ALL OTHER
                                                                               AWARDS      COMPENSATION
NAME AND PRINCIPAL POSITION           YEAR       SALARY ($)    BONUS ($)     OPTIONS (#)        ($)
--------------------------------- ------------- ------------- ------------ -------------- --------------
Steven A. Flagg                           2004(1)    $40,000         --              --              --
   President

Kevin A. Yanoscik                         2004(2)    $12,000         --              --              --
   Secretary and Treasurer

1. Steven Flagg succeeded Mr. LaGuardia on August 5th 2002 and received no compensation during fiscal year 2003.

2. Kevin Yanoscik succeeded Tom Marsh as Secretary and Treasurer on February 16, 2004 and received no compensation during fiscal year 2003.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No option was granted to the officers during the fiscal year ended May 31, 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

Officers did not hold any options during the fiscal year ended May 31, 2004, and there were no unexercised options held at the end of such fiscal year by the officers.

EXECUTIVE EMPLOYMENT AGREEMENTS

Management Consulting Agreements
--------------------------------

         In February, 2004, the Company entered into management consulting agreements with the Company's President and the Company's Secretary and Treasurer. The agreements provided that both officers are entitled to receive compensation for their services rendered, as follows:
         $10,000.00 per month for Steven A. Flagg and $3,000.00 per month for Kevin A Yanoscik.

Consulting Agreement
--------------------

         The Company also executed a Consulting Agreement with a former employee who agrees to serve as the Company's Vice President of Support for a monthly retainer fee of $600.00 commencing April, 2004.

DIRECTOR COMPENSATION

At the current time, our directors receive no compensation for their service as directors.

ITEM 11:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of May 31, 2004, as reported to us, as to the beneficial ownership of our common stock by each director, each named officer, by all directors and executive officers as a group and each person known to us to be the beneficial owner of more than 5% of our issued and outstanding common stock as of August 10, 2003 or other date noted below. Unless otherwise specified, the address of each beneficial owner is c/o PurchaseSoft, Inc., 2091 Business Center Drive, Suite 100, Irvine CA 92612. As of May 31, 2004, 50,255,309 shares of common stock were outstanding.

                                                                                  PERCENTAGE OF
                                                         AMOUNT AND NATURE OF      OUTSTANDING
                                                         BENEFICIAL OWNERSHIP       SHARES OF
NAME AND ADDRESS                                                  OF               COMMON STOCK
OF BENEFICIAL OWNER                                        COMMON STOCK (1)         OWNED (2)
------------------------------------------------------- ----------------------- -------------------
Steven A. Flagg (3)                                              22,149,857                49.8

Kevin A. Yanoscik                                                   100,000                00.2

All current directors and executive officers as a
   group (2 people)                                              22,249,857                50.0%

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

         (2) The percent of class calculation is based on 50,255,309 shares of PurchaseSoft's common stock being issued and outstanding as of May 31, 2004 and effect being given, where appropriate, pursuant to Rule 13d-3(d)(1)(i) under the Exchange Act, to any option or warrant then exercisable or exercisable within 60 days thereafter.

         (3)      Includes 300,000 shares held by his children.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

         The following exhibits, which are designated with a footnote reference, are incorporated by reference to a prior registration statement declared effective under the Securities Act or a periodic report file pursuant to Section 13 of the Exchange Act. Exhibits designated with an asterisk are filed with this report.

NUMBER                                EXHIBIT
---------- ---------------------------------------------------------------------
2.1 Agreement and Plan of Merger, dated November 10, 1998, by and between PurchaseSoft, Inc., a Delaware corporation, and Greentree Software, Inc., a New York corporation. (1)

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

10.4 Registration Rights Agreement dated as of December 25, 1995 among the Company and certain of its Shareholder (5)

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

10.16 Employment agreement dated January 25, 2001 between the Company and Jeffrey Pinkerton. (11)

10.17 Agreement dated February 21, 2001 between the Company and VIA Marketing and Design, Inc. (11)

10.18 Agreement dated March 15, 2001 between the Company and Tata Infotech Limited. (11)

10.19 Conversion Agreement dated April 12, 2001 between the Company and L-R Global Partners, L.P. (12)

10.20 Demand promissory note dated July 18, 2001, of PurchaseSoft, Inc. to L-R Global Partners, L.P. (This note is no longer outstanding. It was cancelled on August 28, 2001as partial payment towards L-R Global's irrevocable exercise of its subscription rights in the rights offering. (13)

10.21 Stock Purchase Agreement Dated July 31, 2002 by and between L-R Global Partners, L.P. and Steven A Flagg and Thomas B. Marsh concerning the sale of all of L-R Global's stock in PurchaseSoft to Flagg and Marsh. (14)

10.22 Management consulting agreement dated May 30, 2003 by and between Company and Steven A. Flagg. (15)

10.23 Management consulting agreement dated May 30, 2003 by and between Company and Kevin A. Yanoscik. (15)

10.24 Management consulting agreement dated April 1, 2004 by and between Company and Stuart Williamson. (15)

10.25 Asset Purchase Agreement dated January 26, 2004 by and between Company and Computer Information Enterprises (16)

10.26 Asset Purchase Agreement dated January 30, 2004 by and between Company and Netshare Solutions GmbH (16)

10.27 Executive Employment Agreement dated January 26, 2004 by and between Company and Craig Chandler (16)

14.1       Code of Ethics (17)

16.0 Letter from Spector & Wong, LLP to the Securities and Exchange Commission regarding change in certifying accountant, which Appears as Exhibit 16.1 (17)

16.1       8-K/A dated September 16, 2005 to Registrant's 8-K filed
           July 28, 2005. (18)

31.1       Certifications of the President & CEO

31.2 Certifications of the Secretary/Treasurer & CFO 32.1 Written statement of the CEO pursuant to 18 SSC Section 1350

32.2       Written statement of the CFO pursuant to 18 SSC Section 1350

FOOTNOTES:
----------

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

(12) Incorporated herein by reference from the Company's Form S-3 Registration Statement, File No.333-60890 filed on May 14, 2001.

(13) Incorporated herein by reference to the Company's Report on Form 8-K, filed on July 25, 2001.

(14) Incorporated herein by reference to the Company's Report on Form 8-K, filed on August 5, 2002.

(15) Incorporated herein by reference to the Company's Report on Form 8-K, filed on January 23, 2004

(16) Incorporated herein by reference to the Company's Report on Form 10-QSB for the quarter ended February 29, 2004.

(17)       Attached as Exhibit

(18) Incorporated herein by reference to the Company's Report on Form 8-K/A filed on September 16, 2005.


REPORTS ON FORM 8-K

1.         None


ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The fees paid to the Company's principal accountant, Mendoza Berger for professional services rendered for the annual audit of the Company's financial statements were $24,055 for the year ending May 31, 2004.

AUDIT RELATED FEES

There were no fees paid to the Company's principal accountant, Mendoza Berger Company pursuant to Item 9(e)(1) of Schedule 14A other than those fees reported under Audit Fees above.

TAX FEES

The fees paid to the Company's principal accountant, Mendoza Berger Company for professional services rendered for the filing of state, local and federal tax returns were $5,000 for the year ending May 31, 2004.

ALL OTHER FEES

There were no other fees paid to the Company's principal accountant, Mendoza Berger Company for professional services for or during the years ending May 31, 2004.

OTHER
All fees paid were approved by the Company's Board of Directors and none of the hours expended on the Company's audit and tax requirements were performed by persons other than those employed full-time by Mendoza Berger Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto to be duly authorized.

                                                 PurchaseSoft, Inc.
                                                 (Issuer)

Date: September 12, 2005                         /s/ Steven A. Flagg
                                                 -------------------------------

                                                 Steven A. Flagg
                                                 President and CEO

Date: September 12, 2005                         /s/ Kevin A. Yanoscik
                                                 -------------------------------

                                                 Kevin A. Yanoscik
                                                 Secretary, Treasurer and CFO



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on May 31, 2004.

SIGNATURE                                                    TITLE
-----------------------------------              -------------------------------

/s/ Steven A. Flagg                                         Director
--------------------------
Steven A. Flagg

/s/ Kevin A. Yanoscik                                       Director
--------------------------
Kevin A. Yanoscik