Form 10QSB
period 2004-08-31
PURCHASESOFT INC
filed 2006-12-06
CIK 727063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004

                                       OR

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-11791

                              --------------------

                               PURCHASESOFT, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                DELAWARE                                    13-2897997
    (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

                      2091 BUSINESS CENTER DRIVE, SUITE 100
                                IRVINE, CA 92612
                    (Address of Principal Executive Offices)

                                 (949) 263-0910 (Issuer's Telephone Number,
                Including Area Code)

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

         COMMON STOCK, PAR VALUE                   24,674,338 SHARES
            $0.01 PER SHARE                           at 12/31/05

                               PurchaseSoft, Inc.
                                   Form 10-QSB
                          Quarter ended August 31, 2004

                              Cross Reference Sheet


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1      Consolidated Financial Statements                                  3

Item 2      Management's Discussion  and Analysis of Financial
              Condition and Results of Operations                              8

Item 3      Controls and Procedures                                            9

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1      Legal Proceedings                                                 10

Item 2      Changes in Securities and Use of Proceeds                         10

Item 3      Defaults Upon Senior Securities                                   10

Item 4      Submission of Matters to a Vote of Security Holder                10

Item 5      Other Information                                                 10

Item 6      Exhibits and Reports On Form 8-K                                  10

Signatures                                                                    11

                               PurchaseSoft, Inc.
                                   Form 10-QSB
                          Quarter ended August 31, 2004
                                   (Unaudited)


                   ITEM I - Consolidated Financial Statements
                   ------------------------------------------

                                      Index

Consolidated Balance Sheets                                                   4

Consolidated Statements of Income                                             5

Consolidated Statements of Cash Flows                                         6

Consolidated Notes to Financial Statements                                    7

                                          ITEM 1. FINANCIAL STATEMENTS

                                               PURCHASESOFT, INC.
                                           CONSOLIDATED BALANCE SHEET
                                        AUGUST 31, 2004 and MAY 31, 2004
                                                  (Unaudited)
===============================================================================================================

                                ASSETS
                                ------
                                                                                 AUGUST 31,          MAY 31,
                                                                                   2004               2004
                                                                               -------------      -------------

Current Assets
   Cash                                                                        $      51,830      $     127,625
    Accounts receivable                                                               48,210             55,870
    Prepaid software licenses                                                          2,680              4,530
    Prepaid expenses and other assets                                                  1,647              6,561
                                                                               -------------       ------------
          Total current assets                                                       104,367            194,586


Property and equipment, net of accumulated depreciation of $2,978                     12,678             13,983
    Deposits                                                                           4,144              4,144
    Goodwill                                                                          97,002             97,002
    Customer contracts, net of accumulated amortization of $18,755                    40,351             53,801
                                                                               -------------      -------------
        Total assets                                                           $     258,542      $     363,516
                                                                               =============      =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities
   Accounts payable and accrued expenses                                       $     101,920      $      84,493
   Deferred maintenance revenues, current portion                                     75,624             77,739
   Notes payable - related parties (Note 6)                                          183,000            213,000
                                                                               -------------      -------------
     Total current liabilities                                                       360,544            375,232


   Long-term deferred maintenance revenues, net of current portion                    10,032                 --
                                                                               -------------      -------------
          Total liabilities                                                    $     370,576      $     375,232
                                                                               -------------      -------------

Stockholders' Equity
   Common stock, $0.01 par value, 100,000,000 shares authorized,
     12,901,387 and 10,051,062 shares issued and outstanding at August 31,
     2004 and May 31, 2004, respectively                                             129,014            100,511
   Subscribed stock (250,000 common shares) (Note 8)                                  25,000                 --
   Additional paid-in capital                                                     43,632,077         43,628,184
   Accumulated deficit                                                           (43,809,093)       (43,651,379)
   Treasury stock (4,780 shares), at cost                                            (89,032)           (89,032)
                                                                               -------------      -------------
     Total stockholders' equity (deficit)                                           (112,034)           (11,716)
                                                                               -------------      -------------

        Total liabilities and stockholders' equity                             $     258,542      $     363,516
                                                                               =============      =============


                  The accompanying notes are an integral part of these financial statements.




                                      PURCHASESOFT, INC.
                             CONSOLIDATED STATEMENT OF OPERATIONS
                       For three months ending August 31, 2004 AND 2003
                                           Unaudited


                                                                  Three Months Ended
                                                         August 31, 2004      August 31, 2003
                                                         ---------------      ---------------
Revenue:
   Software sales                                        $        52,343      $            --
   Services                                                       39,286                   --
   Maintenance                                                    11,029                4,250
   Other                                                           2,912                   --
                                                         ---------------      ---------------
     Net revenue                                                 105,570                4,250
                                                         ---------------      ---------------

Costs of revenue:
   Cost of sales and service revenue                             115,383                3,865
                                                         ---------------      ---------------
     Gross profit                                                 (9,813)                 385

Operating expenses:
   General and administrative                                     91,005               71,520
                                                         ---------------      ---------------
Total operating expenses                                          91,005               71,520
                                                         ---------------      ---------------

     Operating (loss)                                           (100,818)             (71,135)
                                                         ---------------      ---------------

Other expense:
     Loss on investment in subsidiary (Note 5)                   (56,896)                  --
                                                         ---------------      ---------------
Total other expense                                              (56,896)                  --
                                                         ---------------      ---------------
Net (loss)                                                      (157,714)             (71,135)
                                                         ===============      ===============

Net (loss) per share, basic and diluted                  $        (0.014)     $        (0.011)
                                                         ===============      ===============

Weighted average number of shares, basic and diluted          11,379,991            6,657,453
                                                         ===============      ===============


          The accompanying notes are an integral part of these financial statements.




                                      PURCHASESOFT, INC.
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                       For three months ending August 31, 2004 and 2003
                                           Unaudited


                                                                   For Three Months ended
                                                                August 31,         August 31,
                                                                   2004               2003
                                                               ------------       ------------

Cash Flows from Operating Activities:
   Net (loss)                                                  $   (157,714)      $    (71,135)
   Adjustments to reconcile net (loss) to net cash used in
     operating activities:
       Depreciation and amortization                                 14,755                126
       Stock issued for services                                        500                 --
       Loss on investment in subsidiary                              56,896                 --
   Increase (decrease) in:
       Accounts receivable                                            7,660                 --
       Prepaid licenses                                               1,850                 --
       Prepaid expenses and other assets                              4,914                 --
       Accounts payable and accrued expenses                         17,427              6,520
       Deferred revenue                                               7,917             (4,250)
                                                               ------------       -------------
       Net cash flow used in operating activities                   (45,795)           (68,739)
                                                               ------------       ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of notes payable - related party               --             60,000
   Repayment of related party notes                                 (30,000)                --
                                                               ------------       ------------
       Net cash flow provided by financing activities               (30,000)            60,000
                                                               ------------       ------------
       Net (decrease) in cash                                       (75,795)            (8,739)

Cash balance at beginning of period                                 127,625             17,938
                                                               ------------       ------------
Cash balance at end of period                                  $     51,830       $      9,199
                                                               ============       ============

Non-cash transactions:
       Stock issued for services                               $        500       $         --
                                                               ============       ============


          The accompanying notes are an integral part of these financial statements.

                                              6

                               PURCHASESOFT, INC.
                NOTE TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)


1. Business and Organization - PurchaseSoft, Inc. (the Company) develops and markets business software solutions for procurement, automation and document imaging and management systems. Its document imaging and document management solutions are for Microsoft Dynamics SL and Microsoft Dynamics GP accounting ERP systems and Sage's accounting ERP systems. The Company acquired Netshare Solutions, GmbH on February 9, 2004 and Computer Information Enterprises, Inc. (CIE) on February 26, 2004. The Company is in the process of liquidating Netshare Solutions through a trustee appointed by the German courts.

2. Going Concern - The accompanying consolidated financial statements, which have been prepared in conformity with accounting generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has sustained loses and has used capital raised through the issuance of stock and loans to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Management believes that actions currently being taken will allow the Company to continue its operations. However, there is no assurance that the necessary funds will be realized either by securing debt or through stock offerings. The consolidated financial statements do no include any adjustments that might result from the outcome of this uncertainty.

3. Basis of Presentation - In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of August 31, 2004 and the results of operations and cash flows for the three months ended August 31, 2004 and 2003. The accounting policies followed by the Company are set forth in the Company's financial statements included in its May 31, 2004 Annual Report to Shareholders. The results of operations for the three months ended August 31, 2004 are not necessarily indicative of the results to be expected for the full year.

         The consolidated financial statements include all the accounts of the Company and its subsidiary. All intercompany transactions have been eliminated and all adjustments have been made.

4. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affects the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5. Loss on Investment in Subsidiary - The extraordinary expense item totaling $56,896 is the write-off of the remaining value of Company's investment in Netshare, GmbH following the German trustee's liquidation of assets that transpired in the quarter ending August 31, 2004.

6. Notes Payable - Related Parties - On May 31, 2004, the Company had three related party 6% interest bearing demand notes (one to the Company's CFO and two to the Company's CEO) payable totaling $213,000. During the three months ended August 31, 2004 the Company paid down its notes payable balance by $30,000 to $183,000 at August 31, 2004.

7. Common Stocks Issued - The Company issued 2,850,325 shares during the quarter ended August 31, 2004. 1,000,000 shares valued at $500 were issued for services valued at the closing market price of the Company's stock on the date of issue which was at an average of $.0001 per share, and 1,850,325 shares were issued for $185,000 in cash which was received and subscribed prior to May 31, 2004.

8. Subscribed Stock - The Company has $25,000 in cash received prior to May 31, 2004 for 250,000 common shares subsequently issued September 17, 2004. As such, this amount was recorded as subscribed stock.

9. Subsequent Events - On March 1, 2005, the Company's Board of Directors authorized a one-for-five reverse split of the common stock to holders of record on November 5, 2005. Par value per share remains $0.01. The financial statement presentation has been adjusted to reflect this reverse stock split. The adjustment of $516,055 and $402,042 between common stock and additional paid-in-capital have been made as of August 31, 2004 and May 31, 2004., respectively, to reflect this change.

         After August 31, 2004 the Company issued 550,000 shares of common stock for cash of $70,000 at the average price of $0.127 per share, and 10,423,000 shares of common stock for services valued at the closing market price of the Company's stock on the date of issue which was at an average of $0.010 per share, which was $104,230.

         The License Agreement between the Company and CIE requires the Company to pay a royalty of $30,000 for fiscal year 2005. On June 23, 2005, in lieu of the royalty expense payment, the Company issued 800,000 shares of common stock in satisfaction of the royalty payment at an average price of $0.038 per share.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

Overview

The financial results reflected for the first quarter ended August 31, 2004 represent approximately six and one-half months of activity following PurchaseSoft's acquisition of Computer Information Enterprises on February 16, 2004. These financial statements should be read in conjunction with the Company's Form 10-K as of May 31, 2004.

Current Operating Results, Liquidity and Capital Resources

Revenue. For the first quarter ending August 31, 2004 revenue increased to $105,570 from $4,250 for the prior comparable quarter. The increase was due to the results of PurchaseSoft's acquisition of Computer Information Enterprises
(CIE) on February 16, 2004. New software license sales totaled $52,343 compared to zero for the prior comparable period. A significant contributor to revenue in this quarter was third party consulting that totaled $39,286. This revenue segment is planned to decline in the months ahead as management focuses its resources on continued enhancements of its core products and the introduction of new products within its document imaging software for accounting ERP systems. Maintenance revenues continue to increase reflecting the new software licenses sold since the acquisition of CIE. Other income consists of subleasing office space to third parties on a month-to-month basis.

Operating Expenses. Operating expenses totaling 91,005 reflects a $19,485 increase from the prior comparable period representing the increased overhead from the acquisition of CIE. The Company expects to lower its overhead costs over the coming months through continued reductions to staff and better cost controls. The extraordinary expense item totaling $56,896 is the write-off of the remaining value of Company's investment in Netshare, GmbH following the German trustee's liquidation of assets that transpired in the quarter ending August 31, 2004.

Liquidity. The Company's cash balance was $51,830 at August 31, 2004 compared to $9,199 at August 31, 2003. The Company raised $570,000 in cash during the past thirteen months from a combination of shareholder loans with a current balance of $183,000, and stock issued for cash via a private placement. As the Company continues to grow it anticipates relying on internally-generated funds to support its growth.

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

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS:                                              NONE
ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS:                      NONE
ITEM 3: DEFAULTS UPON SENIOR SECURITIES:                                NONE
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:            NONE
ITEM 5: OTHER INFORMATION:                                              NONE

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

         There was one report on Form 8-K filed during the fiscal quarter ended August 31, 2004. It was filed on June 25, 2004 and related to the then German subsidiary of PurchaseSoft, Inc., Netshare Solutions GmbH, which filed for bankruptcy and receivership under the German courts on June 23, 2004..

Exhibits
--------

         31.1 Certification of Steven A. Flagg, Chairman and Chief Executive Office of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         31.2 Certification of Kevin A. Yanoscik, Chief Financial officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32.1 Certification of Steven A. Flagg, Chairman and Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2 Certification of Kevin A. Yanoscik, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto to be duly authorized.

                                               PurchaseSoft, Inc.
                                               (Issuer)

Date: November 28, 2006                        /s/ Steven A. Flagg
                                               ---------------------------------
                                               Steven A. Flagg
                                               President and CEO

Date: November 28, 2006                        /s/ Kevin A. Yanoscik
                                               ---------------------------------
                                               Kevin A. Yanoscik
                                               Secretary, Treasurer and CFO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on November 28, 2006.

SIGNATURE                                                TITLE
---------------------------               --------------------------------------

/s/ Steven A. Flagg                                    Director
---------------------------
Steven A. Flagg

/s/ Kevin A. Yanoscik                                  Director
---------------------------
Kevin A. Yanoscik