Form 10QSB
period 2004-11-30
PURCHASESOFT INC
filed 2006-12-29
CIK 727063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
    |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004

                                       OR

    |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                             FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 0-11791
                             ______________________

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

   COMMON STOCK, PAR VALUE $0.01 PER SHARE        24,674,338 SHARES at 12/31/05

                               PURCHASESOFT, INC.
                                   FORM 10-QSB
                         QUARTER ENDED NOVEMBER 30, 2004

                              CROSS REFERENCE SHEET

                          PART 1- FINANCIAL INFORMATION


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

                               PURCHASESOFT, INC.
                                   FORM 10-QSB
                         QUARTER ENDED NOVEMBER 30, 2004
                                   (UNAUDITED)

                    ITEM 1- CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

Consolidated Balance Sheets                                                    4

Consolidated Statements of Income                                              5

Consolidated Statements of Cash Flows                                          6

Consolidated Notes to Financial Statements                                     7


                                              ITEM I. FINANCIAL INFORMATION

                                                   PURCHASESOFT, INC.
                                               CONSOLIDATED BALANCE SHEET
                                           NOVEMBER 30, 2004 AND MAY 31, 2004
                                                       (UNAUDITED)

                                                         ASSETS
                                                                                     NOVEMBER 30, 2004   MAY 31, 2004
                                                                                     --------------------------------
Current Assets
     Cash                                                                            $     47,478       $    127,625
     Accounts receivable                                                                   21,620             55,870
     Prepaid software licenses                                                              2,400              4,530
     Prepaid expenses and other assets                                                      1,647              6,561
                                                                                     --------------------------------
Total current assets                                                                       73,145            194,586

Property and equipment, net of accumulated depreciation of $4,283                          11,373             13,983
Other Assets
     Deposits                                                                               4,144              4,144
     Goodwill                                                                              97,002             97,002
     Customer contracts, net of accumulated amortization of $32,205                        26,900             53,801

                                                                                     --------------------------------
     TOTAL ASSETS                                                                    $    212,564       $    363,516
                                                                                     ================================

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Accounts payable and accrued expenses                                           $    140,869             84,493
     Deferred maintenance revenues, current portion                                        88,085             77,739
     Notes payable - related parties (Note 6)                                             160,000            213,000
                                                                                     --------------------------------
     Total current liabilities                                                            388,954            375,232

     Long-term deferred maintenance revenues, net of current portion                        7,916

                                                                                     --------------------------------
          Total liabilities                                                               396,870            375,232
                                                                                     --------------------------------
Stockholders' Equity
   Common stock, $0.01 par value, 100,000,000 shares authorized,
     15,815,387 and 10,051,062 issued and outstanding at
     November 30, 2004 and May 31, 2004, respectively                                     158,154            100,511
   Additional paid-in capital                                                          43,724,837         43,628,184
   Accumulated deficit                                                                (43,978,265)       (43,651,379)
   Treasury stock (4,780 shares), at cost                                                 (89,032)           (89,032)
                                                                                     --------------------------------
     Total stockholders' equity (deficit)                                                (184,306)           (11,716)
                                                                                     --------------------------------


        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $    212,564       $    363,516
                                                                                     ================================




                                                PURCHASESOFT, INC.
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                            FOR THREE AND SIX MONTHS ENDING NOVEMBER 30, 2004 AND 2003
                                                    (UNAUDITED)



                                      THREE MONTHS ENDED  THREE MONTHS ENDED   SIX MONTHS ENDED    SIX MONTHS ENDED
                                       NOVEMBER 30, 2004   NOVEMBER 30, 2003  NOVEMBER 30, 2004   NOVEMBER 30, 2003
REVENUE:

   Software sales                           $     57,616       $         --        $   109,958        $         --
   Services                                       11,314                 --             50,600                  --
   Maintenance                                    24,591              6,043             35,621              10,293
   Other                                           2,912                 --              5,825                  --
                                            ----------------------------------------------------------------------
     Net revenue                                  96,433              6,043            202,004              10,293
                                            ----------------------------------------------------------------------

COSTS OF REVENUE:
   Cost of sales and service revenue              96,324              4,733            212,207               8,333
                                            ----------------------------------------------------------------------

     Gross Profit                                    109              1,310            (10,203)              1,960

OPERATING EXPENSES:
     General and administrative                  169,282             51,887            259,787             123,222
                                            ----------------------------------------------------------------------
      Total operating expenses                   169,282             51,887            259,787             123,222

    OPERATING (LOSS)                            (169,173)           (50,577)          (269,990)           (121,262)
                                            ----------------------------------------------------------------------

 OTHER EXPENSE:
  Interest expense                                                   (1,025)                                (1,475)
                                            ----------------------------------------------------------------------
  Loss on investment in subsidiary
   (note 5)                                           --                 --            (56,896)                 --
                                            ----------------------------------------------------------------------
       Total other expense                            --             (1,025)           (56,896)                 --
                                            ----------------------------------------------------------------------

        NET (LOSS)                          $   (169,173)      $    (51,602)      $   (326,886)       $   (122,737)
                                            ======================================================================

Net (loss) per share-basic and diluted      $     (0.012)      $     (0.008)      $     (0.026)       $     (0.018)
                                            ======================================================================

Weighted average number of shares             14,001,936          6,657,453         12,683,800           6,657,453
                                            ======================================================================





                                                PURCHASESOFT, INC.
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                            FOR THREE AND SIX MONTHS ENDING NOVEMBER 30, 2004 AND 2003
                                                    (UNAUDITED)


                                                   THREE MONTHS        THREE MONTHS       SIX MONTHS         SIX MONTHS
                                                       ENDED               ENDED             ENDED             ENDED
                                                NOVEMBER 30, 2004   NOVEMBER 30, 2003  NOVEMBER 30, 2004  NOVEMBER 30, 2003
---------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
   Net Income (loss)                                 $(169,172)        $ (51,602)          $(326,886)        $(122,737)
   Adjustments to reconcile net (loss)
    to net cash used in operating activities:
     Depreciation and amortization                      14,756                84              29,511               210
     Stock issued for services                          76,900                --              77,400                --
     Loss on investment in subsidiary                       --                --              56,896                --
   Increase (decrease) in:
     Accounts receivable                                26,590                --              34,250                --
     Prepaid licenses                                      280                --               2,130                --
     Prepaid expenses and other assets                      --                                 4,914                --
     Accounts payable and accrued expenses              38,949             8,881              56,376            15,051
     Deferred revenue                                   10,345              (200)             18,262            (4,100)
                                                     ------------------------------------------------------------------
       NET CASH FLOW USED IN OPERATING
ACTIVITIES                                              (1,352)          (42,837)            (47,147)         (111,576)
                                                     ------------------------------------------------------------------

Cash Flows from Investing Activities:
   Proceeds from Common Stock Issued                    20,000                --              20,000                --
                                                     ------------------------------------------------------------------
       Net cash flow provided by investing              20,000                --              20,000                --
        activities

Cash Flows from Financing Activities:
     Proceeds from issuance of notes payable                              50,000                               110,000
     Repayment of related party notes                  (23,000)                              (53,000)
                                                     ------------------------------------------------------------------
       Net cash flow provided by financing             (23,000)           50,000             (53,000)          110,000
        activities

     Net (Decrease) in cash                             (4,352)            7,163             (80,147)           (1,576)

Cash balance at beginning of period                     51,830             9,199             127,625            17,938
                                                     ==================================================================

Cash balance at end of period                        $  47,478         $  16,362           $  47,478         $  16,362
                                                     ==================================================================

Non-cash transactions:
     Stock issued for services                          76,900                --              77,400                --
                                                     ==================================================================

                               PURCHASESOFT, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BUSINESS AND ORGANIZATION - PurchaseSoft, Inc. (the Company) develops and markets business software solutions for procurement, automation and document imaging and management systems. Its document imaging and document management solutions are for Microsoft Dynamics SL and Microsoft Dynamics GP accounting ERP systems and Sage's MAS 90/200 accounting ERP systems. The Company acquired Netshare Solutions, GmbH on January 28, 2004 and Computer Information Enterprises, Inc. (CIE) on February 16, 2004. The Company liquidated the remaining assets of Netshare Solutions through a trustee appointed by the German courts in the quarter ended November 30, 2004.

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

3. BASIS OF PRESENTATION - In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of November 30, 2004 and the results of operations and cash flows for the three and six months ended November 30, 2004 and 2003. The accounting policies followed by the Company are set forth in the Company's financial statements included in its May 31, 2004 Annual Report to Shareholders. The results of operations for the six months ended November 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

5. LOSS ON INVESTMENT IN SUBSIDIARY - The extraordinary expense item totaling $56,896 is the write-off of the remaining value of Company's investment in Netshare, GmbH following the German trustee's liquidation of assets that transpired in the six months ended November 30, 2004.

6. NOTES PAYABLE - RELATED PARTIES - On May 31, 2004, the Company had three related party 6% interest bearing demand notes (one to the Company's CFO and two to the Company's CEO) payable totaling $213,000. During the six months ended November 30, 2004 the Company paid down its notes payable balance by $53,000 to $160,000 at November 30, 2004.

7. COMMON STOCKS ISSUED - The Company issued 5,764,325 shares during the six months ended November 30, 2004. 200,000 shares of common stock were issued for cash of $20,000 at an average price of $0.100 per share; 3,464,000 shares valued at $77,400 were issued for services valued at the closing market price of the Company's stock on the date issued which was at an average of $0.022 per share; and 2,100,325 shares were issued for $210,000 in cash which was received and subscribed prior to May 31, 2004

8. SUBSEQUENT EVENTS - On March 1, 2005, the Company's Board of Directors authorized a one-for-five reverse split of the common stock to holders of record on November 5, 2005. Par value per share remains $0.01. The financial statement presentation has been adjusted to reflect this reverse stock split. The adjustment of $632,615 and $402,042 between common stock and additional paid-in-capital have been made as of November 30, 2004 and May 31, 2004, respectively, to reflect this change.

         After November 30, 2004 the Company issued 350,000 shares of common stock for cash of $50,000 at the average price of $0.143 per share, and 8,572,675 shares of common stock for services valued at the closing market price of the Company's stock on the date of issued which was at an average of $0.003 per share, which was $27,330.

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

OVERVIEW

The financial results reflected for the second quarter ended November 30, 2004 represent approximately nine and one-half months of activity following PurchaseSoft's acquisition of Computer Information Enterprises (CIE) on February 16, 2004.

CURRENT OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

Revenue. For the quarter ending November 30, 2004 the Company reported revenues of $96,433 compared to $6,043 for the comparable quarter ending November 30, 2003. The increase in revenues for the quarter is attributable to over six full months of sales activity following the acquisition of CIE. Year-to-date revenues for the six month period were $202,004 compared to $10,293 for the prior comparable six month period. Software sales comprising $57,616 in the quarter and represent the Company's sale of its core product IMAGELINK directly to end-users and via reseller channels. Service revenues of $11,314 in the quarter compared to year-to-date service revenues of $50,600 reflect a planned decline as a large third-party consulting contract was winding-down in the second quarter. Service revenues for the remainder of the fiscal year are anticipated to be nominal as the Company focuses its resources on continued development and deployment of its core software products.

Operating Expenses. Operating expenses totaling $169,282 and $259,787 respectively, for the quarter and six months year-to-date through November 30, 2004 reflect a moderate increase per full-time employee (FTE). The Company expects to lower its overhead costs over the coming months through continued reductions to staff and better cost controls.

Liquidity. The Company's cash balance was $47,478 at November 30, 2004 compared to $127,625 at fiscal year end May 31, 2004. The Company raised monies from a combination of loans converted to equity, loans from shareholders, and via a private placement. As the Company continues to grow it anticipates relying on internally-generated funds to support its growth.


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

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS:                                             NONE
ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS:                     NONE
ITEM 3: DEFAULTS UPON SENIOR SECURITIES:                               NONE
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:           NONE
ITEM 5: OTHER INFORMATION:                                             NONE
ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K                               NONE


Exhibits

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

                                              PurchaseSoft, Inc.
                                              (Issuer)

Date: December 22, 2006                       /s/ Steven A. Flagg
                                              ----------------------------------

                                              Steven A. Flagg
                                              President and CEO

Date: December 22, 2006                       /s/ Kevin A. Yanoscik
                                              ----------------------------------

                                              Kevin A. Yanoscik
                                              Secretary, Treasurer and CFO


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on December 22, 2006.

SIGNATURE                                                TITLE
---------------------------------------------- ---------------------------------

/s/ Steven A. Flagg                                     Director
---------------------------
Steven A. Flagg

/s/ Kevin A. Yanoscik                                   Director
---------------------------
Kevin A. Yanoscik