Form 10KSB
period 2006-05-31
PURCHASESOFT INC
filed 2007-10-19
CIK 727063

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED MAY 31, 2006; OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM _________ TO __________ .


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

Issuer's revenues for its most recent fiscal year: $541,011

The aggregate market value of the common stock, par value $0.01 per share, held by non-affiliates of the Registrant totaling 24,674,387 shares was $24,674 as of May 31, 2006 (based upon the closing bid of the Registrant's common stock on the OTC Pink Sheets on May 31, 2006 of $0.001 per share). As of May 31, 2006, there was no active market for the Issuer's common stock.

State the number of shares outstanding in each of the issuer's classes of common equity, as of May 31, 2006.

                 CLASS                               OUTSTANDING
---------------------------------------  ---------------------------------------
Common Stock, par value $0.01 per share           24,674,338 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                               PURCHASESOFT, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                                  MAY 31, 2006

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

The Company made two acquisitions via the issuance of stock, one in Germany, Netshare Solutions GmbH, in January, 2004 and another, in the United States, Computer Information Enterprises, Inc., in February, 2004. Netshare fit closely with management's strategy to acquire Microsoft-centric software and services companies. Unfortunately, the underlying economic benefit of acquiring Netshare was an anticipated contract with a major Middle Eastern firm which did not materialize. Additionally, Netshare failed to raise three hundred thousand Euros necessary to sustain operations in Germany. With operating losses, the inability to raise capital overseas and delays in obtaining a significant contract, the Board of Directors of Company and the Managing Director of Netshare Solutions agreed to place Netshare into Temporary Insolvency on May 31, 2004. Subsequently, management determined that it was not economically viable to continue to financially support Netshare and allowed the Trustee to liquidate the assets of Netshare Solutions, GmbH. This investment was entirely written-off for the fiscal period reported.

The acquisition of Computer Information Enterprises, Inc. (CIE) has provided the Company with the initial platform for further acquisitions in the United States. CIE is an established developer of a document imaging management solution, ImageLink that is tightly-integrated into a company's ERP accounting system via Microsoft Dynamics SL and GP and Sage's MAS90/200. Over the past two years management has reduced overhead, re-focused its business strategy to enhancing existing and developing new document imaging software products, and increased software prices of its core products while continuing to service and renew existing customer's under maintenance agreements.

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

The Company believes there are a substantial number of businesses meeting these criteria due to continued weakness in IT spending, the poor IPO market, the need for alternative exit strategies for the many VC firms stuck with a portfolio of small software companies and software executives who have ridden the rollercoaster of IT expansion and contraction and are now seeking a liquidity event.

PRODUCTS

"PurchaseSoft 5.0"
------------------

In May 1994, the Company released its first Microsoft Windows and client/server based purchasing and materials management software system, GT Purchase PRO. In the Fall of 1997 the product name was changed from GT Purchase PRO to PurchaseSoft 5.0 consistent with the wider "enterprise" scope of the Company's software solution. PurchaseSoft 5.0 solutions provide a complete end-to-end electronic procurement system featuring electronic catalogs, requisitioning, e-mail enabled authorization, request for quotations, quotations, reports and analyses, purchasing, receiving, inventory management, fixed asset management, invoice management and advanced decision support.

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

Requisition authorization requests move over existing e-mail systems using MAPI. Contracts, product specifications, and other documents are managed as file attachments using OLE automation. Also, the system supports robust industry standard databases-Microsoft SQL Server and Oracle.

IMAGELINK
---------

ImageLink is a document management system that is seamlessly integrated with Microsoft Dynamics GP and SL and Sage's MAS90/200 ERP accounting systems. The product offers a secure environment for the storage and retrieval of documents for companies that have a desire to streamline the paper process within their business. It is a useful tool for companies that are striving to be in compliance with Sarbanes-Oxley. There are various levels of user access which can be established by a central authority. A company can protect documents from unauthorized alteration and access of documents can be monitored by authorized personnel.

While ImageLink is marketed as a tool within the accounting ERP system of a company, its capabilities extend beyond the accounting department. The product has the capability to capture, store and retrieve document images such as: contracts, memos, e-mail correspondence, expense reports, vendor accounts and even audio and video files. Installation and support is conducted remotely.

The Company also has a number of other products it distributes in addition to its core ImageLink product.

Super Search provides advanced search and retrieval functionality and makes documents visible to non-ERP accounting system users. This software component is based on Microsoft's SQL Server and Visual Basic. Key features include security via assigned rights so unauthorized, non-accounting personnel can only access certain documents; scanning support for all paper documents with the capability to sort results by criteria; access to all types of documents including Word, excel, jpeg images, voice and video.

Batch Processing is a peripheral product that provides a variety of flexible batch scanning and indexing options from either a centralized or remote location. Scanning of batched documents can be performed during the data entry process or completed at a later time. Bar-Coding provides a powerful tool to automatically index batches of documents.

ImageLink's Design Wizard is an interactive tool that supports the sophisticated development needs for the users of Super Search. This module expands document imaging to other departmental applications thereby providing a corporate-wide document management solution.

AP-Distar is a high-end product solution that provides accounts payable image capture, data entry and distributed authorization for accounting systems. AP-Distar lends itself to generic integration with any SQL-based accounting system.

A product introduced in fiscal year 2005 strictly within the Microsoft Dynamics SL and GP environment is Work Flow. Also seamlessly integrated with a company's ERP accounting system, this product offers a unified solution that enables users to track the entire payable approval process with full audit trail.

                                   COMPETITION

Competition is intense. There are several companies in the Microsoft and Sage environment that are larger, with greater financial resources and offering similar products across the full breadth of the Microsoft and Sages' suite of accounting ERP products. Additionally, there are a large number of software companies that market a generic, company-wide document management solution that can also be used within the accounting department of a firm. Continued success in marketing ImageLink will include the ability to introduce new products while continually enhancing the capabilities of existing products. The Company believes that its seamless integration with Microsoft and Sage's ERP accounting system makes its product unique versus most competitors and provides a distinct competitive advantage.

ITEM 2: PROPERTIES

Corporate headquarters are located in a leased facility in Irvine, California consisting of approximately 1,450 square feet of office space. The facilities are leased for a term of one year and the lease is renewable at the Company's option. As of February 16, 2003 the Company's mailing address is 2091 Business Center Drive, Suite 100, Irvine CA 92612. All of the books and records of the Company are located in this office. The Company maintains no other locations.

ITEM 3: LEGAL PROCEEDINGS

PurchaseSoft was not a party to any legal proceedings during fiscal year 2006 or as of the date of filing of this Form 10-K.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended May 31, 2006.

PART II:

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is listed for quotation under the symbol "PSFX.PK" on the National Association of Securities Dealers OTC Pink Sheets. The following table sets forth the range of high and low bid quotations of the common stock during the two fiscal years ended May 31, 2006 and May 31, 2005. The closing bid price of the common stock on May 31, 2006 on the OTC Pink Sheets was $0.001 per share.

                                                                BID
                                                       ---------------------
     PERIOD                                               HIGH        LOW
     ------------------------------------------------- ---------- ----------

     Fiscal Year Ending May 31, 2006
               First Quarter                           $  0.0001  $   0.0001
               Second Quarter                          $   0.25   $   0.0001
               Third Quarter                           $   0.005  $   0.0001
               Fourth Quarter                          $   0.25   $   0.0001

     Fiscal Year Ended May 31, 2005
               First Quarter                           $  0.0001  $   0.0001
               Second Quarter                          $  0.0001  $   0.0001
               Third Quarter                           $  0.0001  $   0.0001
               Fourth Quarter                          $  0.0025  $   0.0001

STOCKHOLDERS

As of May 31, 2006, there were approximately 215 holders of record of PurchaseSoft's common stock. To date, we have not paid any dividends on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

In February, 2004 the Board approved an increase of authorized shares from Fifty Million (50,000,000) to One Hundred Million shares (100,000,000) to facilitate its Private Placement Memorandum for the raising of capital.

We issued shares of our common stock in unregistered transactions during fiscal years 2005 and 2006. All of the following shares of common stock issued were non registered transactions in reliance on Section 4 (2) of the Securities Act of 1933, as amended (the "Securities Act"). The shares of common stock issued were as follows:

In fiscal 2005, Two Million Three Hundred Thousand (2,300,000) shares were issued for cash of $230,000, One Hundred Ninety Eight Thousand Three Hundred and Twenty Five shares (98,325) were issued to non-affiliated individuals for services totaling $9,766 and Four Million Four Hundred Thousand shares (4,400,000) were issued to managing directors of PurchaseSoft, Inc. for services totaling $96,000.

In fiscal 2006, One Hundred Thousand (100,000) shares were issued for cash of $25,000, Eight Hundred Thousand (800,000) shares were issued for the conversion of CIE royalties of $30,000, Twenty Five Thousand (25,000) shares were issued to non-affiliated individuals for services totaling $12 and Six Million Eight Hundred Thousand (6,800,000) shares were issued to the managing directors of PurchaseSoft, Inc. for services totaling $3,400.

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

                       OVERVIEW OF SIGNIFICANT ACTIVITIES

In the fiscal year ending May 31, 2004 management took the initial steps to begin the process of increasing shareholder value via growth through acquisitions. The first of these acquisitions in January, 2004 was Netshare Solution, GmbH, (Netshare) headquartered in Hanover, Germany.

The Company acquired 100% of Netshare through the issuance of eight million shares of stock with seven million of these shares going to the managing directors of Netshare. The Company initially made available over Two Hundred Thousand Dollars (USD) $200,000 as working capital to support its operations. This acquisition was premised on Netshare quickly closing on a large contract that had been in negotiations for several months with a major Middle Eastern company. Concurrent with this acquisition Netshare and its management was to raise Three Hundred Thousand (300,000) Euros to support ongoing working capital requirements. With a very high unemployment rate in Germany within the technology sector and a large number of technology businesses in, or facing bankruptcy, the market to raise funds was very limited. Additionally, the contract, projected to begin in February, 2004 was continually delayed, renegotiated and restructured, further inhibiting local management's ability to raise necessary capital. In the fourth quarter the Company advanced over Fifty Thousand Dollars, USD, ($50,000) to further support its working capital needs. Attempts to sell Netshare's state of the art data center to raise monies for working capital also failed and on May 31, 2004, the managing director of Netshare Solutions, in concurrence with the Board of Directors of PurchaseSoft, placed Netshare in temporary insolvency in Germany. With no ability to raise capital and the major contract not imminent, the Company allowed the trustee of Netshare to liquidate assets thereby forcing the complete write-off of PurchaseSoft's investment in Netshare.

The former Secretary, Treasurer, acting CFO, and board member, Tom Marsh, resigned from his duties in March, 2004 to pursue other interests. Werner Loechle, COO and board member, residing in Stuttgart, Germany, resigned as an officer and board member in October, 2004.

On February 16, 2004 the Company closed its second acquisition, Computer Information Enterprises, Inc. (CIE) located in Irvine, CA. This acquisition was made with the issuance of One Million (1,000,000) shares of Company stock. CIE had been in business for over twenty years prior to being acquired by Company, transforming itself from one generating revenues primarily from consulting services, to one that developed and now markets a proprietary software program, ImageLink, that is a secure, seamlessly-integrated document imaging software program initially for Microsoft Dynamics GP and SL ERP accounting users. ImageLink, first launched in 1996 now has over seven hundred licensed users of its product across North America. CIE has provided the platform for organic revenue growth and as a platform for future acquisitions.

In February, 2004 the Board authorized and received approval to increase its outstanding shares from the existing Fifty Million (50,000,000) authorized to One Hundred Million (100,000,000) shares authorized. The Company issued a Private Placement Memorandum authorizing the raising of Eight Hundred Thousand Dollar ($800,000) at (C) .02 per share. From March 1, 2004 through May 31, 2004 the company successfully raised $160 thousand dollars U.S. via this Private Placement. Another $60,000 was raised via a bridge loan in August, 2003 that was converted to equity in February, 2004 via warrants attached to the loan.

In fiscal year 2005 Forty Five Thousand Dollars ($45,000) was raised via the Private Placement and an earlier loan for Twenty Five Thousand Dollars ($25,000) was converted to equity at (C).02 per share. The Private Placement Memorandum's period was extended an additional six months and in September, 2005 another Twenty Five Thousand ($25,000) was raised at (C) .05 per share.

Fiscal Year ended 2006 compared to 2005 (all figures founded to the nearest $1,000)

In 2006, total revenues were $541 compared to $383 in fiscal year 2005. Software sales comprised $303 of this total compared to $202 in fiscal 2005. Maintenance revenues for 2006 doubled from the prior fiscal period, increasing from $72 in 2005 to $160 in 2006. Consulting Services showed a planned decline as third party consulting fees were reduced to focus personnel on support for customization projects related strictly to ImageLink.

Cost of Service Revenue showed both a decline in dollars, $367 in 2006 versus $383 in 2005 and as a percentage, from 100.2% in 2005 to 67.8% in fiscal year 2006.

General and Administrative expenses also showed a sharp decline, from $597 in fiscal 2005 to $372 in 2006. The vast majority of this overall decrease was due to a reduction in Stock Benefit Expenses, a non-cash expense that in fiscal year 2005 was $77 compared to $0 in fiscal year 2006 and amortization expense totaling $54 in 2005 compared to $0 in 2006. The amortization expense is related to the full write-off of long-term customer contracts whose obligations were fulfilled either through the client dropping CIE's various software products or fulfillment of the term obligation within the period.

 The only other major item contributing to the net loss of $668 in fiscal year 2005 compared to a $207 loss in fiscal year 2006 is the write-off of the remaining value of the Netshare acquisition made in fiscal 2004 and totaled $57.

                         LIQUIDITY AND CAPITAL RESOURCES

In fiscal year 2006 the Company turned cash flow positive on an operating basis. As of May 31, 2006 the Company had approximately $78 in cash, an increase of $40 from the prior fiscal period.

Net cash provided by financing activities during 2005 included $230 cash received from the private placement memorandum compared to $25 in fiscal 2006 and was partially offset by a reduction in shareholder loans of $78 and $33, in 2005 and 2006, respectively.

The Company intends to raise capital in fiscal year 2007, anticipated to be up to $2 million via a Private Investment in a Public Entity ("PIPE") to fund further acquisitions and to provide increased working capital.

                  CRITICAL ACCOUNTING POLICIES AND ASSUMPTIONS

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States.

BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

CASH EQUIVALENTS

Cash equivalents consist primarily of cash deposits and highly liquid investments with maturities of three months or less.

INTANGIBLE ASSETS

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including: past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

REVENUE RECOGNITION

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured.

STOCK - BASED COMPENSATION

SFAS No 123, "Accounting for Stock-Based Compensation," established and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation is determined using the fair value of stock-based compensation determined as of the date of the grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized includes (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. As of May 31, 2006, there are no expenses to the Company related to the implementation of SFAS No. 123R.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at acquisition cost and increased by the cost of any significant improvements made after purchase. The Company depreciates the cost over the estimated useful lives of the respective assets using straight-line method over the estimated useful life.

SOFTWARE

Software is stated at acquisition cost and amortized on a straight-line basis over their estimated useful life.

INCOME TAXES

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

BASIC AND DILUTED INCOME/(LOSS) PER SHARE

Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings/(loss) per share is computed by dividing earnings/(loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period.

All common stock shares are presented to reflect a 5 to 1 reverse stock split approved by the Board of Directors on March 1, 2005.

SEGMENTED INFORMATION

Management has determined that the Company operates in no dominant industry segment.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash, cash equivalents and accounts receivable. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. Accounts are "written-off" when deemed uncollectible.

SPECIAL - PURPOSE ENTITIES

The Company does not have any off-balance sheet financing activities.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of May, 31 2006, the Company had a retained deficit of $44,526,685. This condition raises substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company has and is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance that the Company will be successful in its continuing efforts to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows. The Company re-evaluates its estimates on an ongoing basis. Actual results may vary from those estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company periodically assesses the impairment of long-lived assets when conditions indicate a possible loss. When necessary, we record charges for impairments of long-lived assets for the amount by which the present value of future cash flows, or some other fair value measure, is less than the carrying value of these assets. The Company has recorded no impairment charges.

OPERATING LEASES

The Company enters into lease agreements for a variety of business purposes, including facilities and equipment. These arrangements are noncancellable operating leases which do not meet the requirements of capital leases under Statement of Financial Accounting Standards No. 13, "Accounting for Leases" and are therefore expensed straight-line over the life of the operating lease.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses the following methods and assumptions to estimate the fair value of derivative and other financial instruments at the relative balance sheet date:

         Short-term financial statements (cash equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities) - cost approximates fair value because of the short maturity period.

         Long-term debt - fair value is based on the amount of future cash flows associated with each debt instrument discounted at our current borrowing rate for similar debt instruments of comparable terms.

                                  RISK FACTORS

Stockholders and prospective purchasers of our common stock should carefully consider the following risk factors in addition to the other information appearing in this Annual Report on Form 10-KSB.

HISTORY OF LOSSES AND ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE PROFITABILITY.

The Company has experienced ongoing losses from operations. The Company only resumed operations as a going concern in January 2003. The Company expects that such losses may continue for at least some period until product sales are generated in sufficient volume to offset expenses.

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

DEPENDENCE ON A SINGLE PRODUCT-LINE.

Substantially all of the Company's revenues over the next twelve months are expected to be derived from the sale of its ImageLink software product and related support services. Accordingly, any event that adversely affects revenue generated from the sale of software such as increased competition from competitors, negative publicity or evaluation, or obsolescence brought about if Microsoft deciding to no longer support either SL or GP accounting software, or develops its own imaging software for its accounting products, could have a material adverse effect on the Company's results of operations. The Company's future financial performance will depend on the continued development and introduction of new and enhanced versions of its software and other products and on customer acceptance of such new enhanced products.

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

FUTURE SALES OF COMMON STOCK

Our common stock is traded on the National Association of Securities Dealers
OTC: Pink Sheets. Our common stock has historically been highly illiquid. Steven
A. Flagg, who serves on our Board of Directors and is the Company's President, in the aggregate, owns approximately 56% of the common stock as of May 31, 2006. If he were to sell even a small portion of the total shares in a short time, the market price of our common stock would likely decline dramatically. Furthermore, sales of a substantial number of shares of our common stock by any holder in a short time would likely cause the market price of our common stock to decrease significantly. In addition, the sale of any of these shares may impair our future ability to raise capital through the sale of additional stock.

INABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS

One director of the Company, who also is the Company's President, in the aggregate owns approximately 56% of our common stock as of May 31, 2006. This director has enough voting power to approve or disapprove virtually any matters that are determined by a majority vote of our stockholders, which severely limits other shareholder's ability to influence PurchaseSoft through voting their shares.

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

         Find it more difficult to obtain accurate and timely quotations regarding the bid and asked price Experience greater spreads between bid and asked prices;

         Be charged relatively higher transactional costs when buying or selling our common stock; and Encounter more difficulty in effecting sales or purchases of common stock.

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

ITEM 7: FINANCIAL STATEMENTS

Gruber & Company  LLC Report of Independent Registered Public Accounting Firm

INDEX TO FINANCIAL STATEMENTS

SEE TABLE OF CONTENTS, PAGE 16.

Balance Sheets for May 31, 2006 and May 31, 2005

Statement of Operations for the years ending May 31, 2006 and May 31, 2005

Statement of Stockholders' Equity for the years ending May 31, 2006 and May 31, 2005

Statement of Cash Flows for the periods ended May 31, 2006 and May 31, 2005

Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

                               PURCHASESOFT, INC.

                     FINANCIAL STATEMENTSFOR THE YEAR ENDED
                          MAY 31, 2006 and May 31, 2005


TABLE OF CONTENTS

   Report of Independent Registered Public Accounting Firm...................17

   Balance Sheets ...........................................................18

   Statements of Operations..................................................19

   Statement of Stockholders' Equity (Deficit)...............................20

   Statements of Cash Flows .................................................21

   Notes to Financial Statements ........................................... 22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
of PurchaseSoft, Inc.


We have audited the accompanying balance sheets of PurchaseSoft, Inc. as of May 31, 2006 and 2005 and the related statements of operations, stockholders' deficit and cash flows for the each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PurchaseSoft, Inc. as of May 31, 2006 and 2005 and the results of its' operations and its' cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Gruber & Company, LLC
Lake Saint Louis, Missouri
October 1, 2007


                                      PurchaseSoft, Inc.
                                        Balance Sheets
                             as of May 31, 2006 and May 31, 2005

                                                                   2006             2005
           Assets

Current Assets
         Cash                                                  $     78,365     $     37,846
         Accounts Receivable                                         68,100           23,070
         Prepaid Software Licenses                                       --              670
         Prepaid Expenses & Other Assets                              2,810            3,078
                                                               ------------     ------------
                 Total Current Assets                               149,275           64,664

Property & Equipment, Net                                             6,643           12,061
Goodwill                                                             97,002           97,002
Deposits                                                              4,839            4,421

                                                               ------------     ------------
  Total Assets                                                 $    257,759     $    178,148
                                                               ============     ============


            Liabilities & Stockholders' Deficit

Current Liabilities
         Accounts Payable & Accrued Expenses                   $    422,205     $    233,342
         Deferred Revenue                                           211,589          144,517
         Shareholder Notes Payable                                  102,000          135,000
                                                               ------------     ------------
                 Total Current Liabilities                          735,794          512,859

Current Liabilities
         Deferred Revenue                                            14,809            9,074
                                                               ------------     ------------
                 Total Current Liabilities                           14,809            9,074

Commitments & Contingencies)                                             --               --

Stockholders' Deficit
         Common Stock 100,000,000 shares authorized,
           par value $.01, 24,674,387 and 16,949,387
           issued and outstanding at May 31, 2006
           and 2005 respectively                                    246,744          169,494
         Additional Paid-in Capital                              43,876,129       43,894,967
         Accumulated Deficit                                    (44,526,685)     (44,319,214)
         Treasury Stock                                             (89,032)         (89,032)
                                                               ------------     ------------
                 Total Stockholders' Deficit                       (492,844)        (343,785)
                                                               ------------     ------------
         Total Liabilities & Stockholders'(Deficit)            $    257,759     $    178,148
                                                               ============     ============


        The accompanying notes are an integral part of these financial statements





                                         PURCHASESOFT, INC.
                                      Statements of Operations


                                                                       For the           For the
                                                                      Year Ended       Year Ended
                                                                        May 31,          May 31,
                                                                         2006             2005

Revenues
         Products                                                    $    302,786     $    202,439
         Services                                                         238,225          180,162
                                                                     ------------     ------------
                 Total Revenues                                           541,011          382,601
                                                                     ------------     ------------

Expenses
         Cost of Service Revenue                                          367,477          383,459
         General and Administrative                                       371,788          597,465
                                                                     ------------     ------------
                 Total Expenses                                           739,265          980,924

Operating Loss                                                           (198,254)        (598,323)

Other Income (Expense)
         Other Income                                                       1,200              334
         Other Expense                                                         --           (1,137)
         Interest Expense                                                  (9,622)         (11,763)
         Loss on Disposition and Discontinuance of Netshare, Inc.              --          (56,896)
                                                                     ------------     ------------
                 Total Other Expense                                       (8,422)         (69,462)

Net Loss Before Income Taxes                                             (206,676)        (667,785)

Provision for Income Taxes                                                   (795)             (50)
                                                                     ------------     ------------
Net Loss                                                             $   (207,471)    $   (667,835)
                                                                     ============     ============

                                                                     ------------     ------------
Loss Per Share-Basic and Diluted                                     $      (0.01)    $      (0.05)
                                                                     ============     ============

                                                                     ------------     ------------
Weighted Average Number of Shares                                      21,879,387       14,465,632
                                                                     ============     ============


             The accompanying notes are an integral part of these financial statements




                                                         PURCHASESOFT, INC.
                                            Statements of Stockholders' Equity (Deficit)

                                                           Common Stock
                                              ----------------------------------------
                                                                                                                           Total
                                                             Par Value    Additional                                   Stockholders'
                                               Number of      ($0.01)      Paid-In-      Accumulated     Treasury         Equity
                                                 Shares        Amount       Capital        Deficit         Stock         (Deficit)
                                              ------------  ------------  ------------   ------------   ------------   ------------
BALANCE AT FEBRUARY 28, 2003 AFTER
  LIQUIDATION                                    6,657,453  $     66,575  $ 43,205,571   $(43,247,829)  $    (89,032)  $    (64,715)
                                              ------------  ------------  ------------   ------------   ------------   ------------
    Adoption of Push Down Accounting                    --            --       150,803             --             --        150,803
    Special Item Wind Down Adjustments                  --            --        65,317             --             --         65,317
    Common Stock Contributed by Officers
      for Services                                      --            --           429             --             --            429
    Net Loss                                            --            --            --         (9,233)            --         (9,233)
                                              ------------  ------------  ------------   ------------   ------------   ------------
BALANCE AT MAY 31, 2003                          6,657,453  $     66,575  $ 43,422,120   $(43,257,062)  $    (89,032)  $    142,601
                                              ------------  ------------  ------------   ------------   ------------   ------------

    Issued Shares for Netshare Acquisition       1,600,000        16,000        47,000             --             --         63,000
    Issued Shares for Purchase of CIE              200,000         2,000        15,000             --             --         17,000
    Issued Shares for Cash                       1,593,608        15,936       144,064             --             --        160,000
    Net Loss                                            --            --            --       (394,317)            --       (394,317)
                                              ------------  ------------  ------------   ------------   ------------   ------------
BALANCE AT MAY 31, 2004                         10,051,062  $    100,511  $ 43,628,184   $(43,651,379)  $    (89,032)  $    (11,716)
                                              ------------  ------------  ------------   ------------   ------------   ------------

    Common Stock Issued for Services               198,325         1,983         7,783             --             --          9,766
    Common Stock Contributed by Officers
      for Services                               4,400,000        44,000        52,000             --             --         96,000
    Issued Shares for Cash                       2,300,000        23,000       207,000             --        230,000
    Net Loss                                            --            --            --       (667,835)            --       (667,835)
                                              ------------  ------------  ------------   ------------   ------------   ------------
BALANCE AT MAY 31, 2005                         16,949,387  $    169,494  $ 43,894,967   $(44,319,214)  $    (89,032)  $   (343,785)
                                              ------------  ------------  ------------   ------------   ------------   ------------

    Common Stock Issued for Conversion of
      CIE Royalties                                800,000         8,000        22,000             --             --         30,000
    Common Stock Issued for Services                25,000           250          (238)            --             --             12
    Common Stock Contributed by Officers
      for Services                               6,800,000        68,000       (64,600)            --             --          3,400
    Issued Shares for Cash                         100,000         1,000        24,000             --             --         25,000
    Net Loss                                            --            --            --       (207,471)            --       (207,471)
                                              ------------  ------------  ------------   ------------   ------------   ------------
BALANCE AT MAY 31, 2006                         24,674,387  $    246,744  $ 43,876,129   $(44,526,685)  $    (89,032)  $   (492,844)
                                              ------------  ------------  ------------   ------------   ------------   ------------


                              The accompanying notes are an integral part of these financial statements




                                         PURCHASESOFT, INC.
                                      Statements of Cash Flows


                                                                             For the      For the
                                                                            Year Ended   Year Ended
                                                                              May 31,      May 31,
                                                                               2006         2005

    Cash Flows from Operating Activities
    ------------------------------------
Net Loss                                                                     $(207,471)  $(667,835)

Adjustments to reconcile net loss to net cash used in operating activities:

      Loss on disposition and discontinuance of Netshare                            --      56,896
      Common Stock Issued  for Services                                          3,412     105,766
      Common Stock Issued for Conversion of CIE Royalties                       30,000          --
      Depreciation and Amortization                                              6,855      59,409

      Changes in operating assets and liabilities:
      Accounts Receivable                                                      (45,030)     32,800
      Prepaid Software Licenses                                                    670       3,860
      Prepaid Expenses                                                             268       3,484
      Deposits                                                                    (418)       (277)
      Accounts Payable and Accrued Expenses                                    188,863     148,849
      Deferred Revenue                                                          72,807      75,852
                                                                             ---------   ---------
      Total adjustments                                                        257,427     486,639
                                                                             ---------   ---------
Net Cash Provided by (Used in) Operating Activities                             49,956    (181,196)

    Cash Flows (Used in) Investing Activities
    ------------------------------------
      Purchase of Property and Equipment                                        (1,437)     (3,687)
      Investment in Netshare                                                        --     (56,896)
                                                                             ---------   ---------
Net Cash Used in Investing Activities                                           (1,437)    (60,583)

    Cash Flows from (Used in)Financing Activities
    ------------------------------------
      Stock Issued for Cash                                                     25,000     230,000
      Loans from Shareholders                                                  (33,000)    (78,000)
                                                                             ---------   ---------
Net Cash Provided by (Used in) Financing Activities                             (8,000)    152,000

                                                                             ---------   ---------
Net Increase (Decrease) in Cash                                                 40,519     (89,779)
                                                                             ---------   ---------

Cash Beginning of Year                                                          37,846     127,625
                                                                             ---------   ---------
Cash End of Year                                                             $  78,365   $  37,846
                                                                             =========   =========


Supplemental Disclosure of Cash Flow Information:
      Cash Paid during the period for interest                               $      --   $     106

Supplemental Disclosure of Non-Cash Items:
      Common Stock Issued for Services                                       $   3,412   $ 105,766
      Common Stock Issued for the purchase of Netshare                       $      --   $      --
      Common Stock Issued for the Purchase of CIE                            $      --   $      --
      Common Stock Issued for Conversion of CIE Royalties                    $  30,000   $      --

             The accompanying notes are an integral part of these financial statements


                                                 21

                               PURCHASESOFT, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND ORGANIZATION

PurchaseSoft, Inc. (the Company) is pursuing an aggregation strategy of acquiring Microsoft-centric, privately held software companies in the United States with revenues under Five Million Dollars. PurchaseSoft's core product is a sophisticated Purchasing/Supply Chain management software program. The Company's most notable acquisition to date was Computer Information Enterprises, Inc. (CIE), a company that develops and markets Imagelink: an imaging and document management software product for accounting ERP Systems.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of May, 31 2006, the Company had a retained deficit of $44,526,685 and a working capital deficit of $586,519. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company has and is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance that the Company will be successful in its continuing efforts to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a May 31 year-end.

CASH EQUIVALENTS

Cash equivalents consist primarily of cash deposits and highly liquid investments with maturities of three months or less.

STOCK - BASED COMPENSATION

SFAS No 123, "Accounting for Stock-Based Compensation," established and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation is determined using the fair value of stock-based compensation determined as of the date of the grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized includes (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. As of May 31, 2006, there are no expenses to the Company related to the implementation of SFAS No. 123R.

SOFTWARE

Software is stated at acquisition cost and amortized on a straight-line basis over their estimated useful life.

INTANGIBLE ASSETS

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including: past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

PROPERTY & EQUIPMENT

Property and equipment is recorded at cost. Major additions and improvements are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as a gain or loss on sale of equipment. Depreciation is computed using the straight-line method over the estimated useful life of the assets.

CAPITAL STOCK

The authorized capital stock of the Company consists of 100,000,000 shares of common stock at a par value of $0.01. At May 31, 2006 and May 31, 2005 were 24,674,387 and 16,949,387 shares issued and outstanding, respectively. All common stock shares are presented to reflect a 5 to 1 reverse stock split approved by the Board of Directors on March 1, 2005.

We issued shares of our common stock in unregistered transactions during fiscal years 2005 and 2006. All of the following shares of common stock issued were non registered transactions in reliance on Section 4 (2) of the Securities Act of 1933, as amended (the "Securities Act"). The shares of common stock issued were as follows:

In fiscal 2005, 2,300,000 shares were issued for cash of $230,000, 198,325 shares were issued to non-affiliated individuals for services totaling $9,766 and 4,400,000 shares were issued to managing directors of PurchaseSoft, Inc. for services totaling $96,000.

In fiscal 2006, 100,000 shares were issued for cash of $25,000, 800,000 shares were issued for the conversion of CIE royalties of $30,000, 25,000 shares were issued to non-affiliated individuals for services totaling $12 and 6,800,000 shares were issued to managing directors of PurchaseSoft, Inc. for services totaling $3,400.

BASIC AND DILUTED INCOME/(LOSS) PER SHARE

Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings/(loss) per share is computed by dividing earnings/(loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period.

All common stock shares are presented to reflect a 5 to 1 reverse stock split approved by the Board of Directors on March 1, 2005.

SEGMENTED INFORMATION

Management has determined that the Company operates in no dominant industry segment.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash, cash equivalents and accounts receivable. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. Accounts are "written-off" when deemed uncollectible.

SPECIAL - PURPOSE ENTITIES

The Company does not have any off-balance sheet financing activities.


IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company periodically assesses the impairment of long-lived assets when conditions indicate a possible loss. When necessary, we record charges for impairments of long-lived assets for the amount by which the present value of future cash flows, or some other fair value measure, is less than the carrying value of these assets. The Company has recorded no impairment charges.

OPERATING LEASES

The Company enters into lease agreements for a variety of business purposes, including facilities and equipment. These arrangements are noncancellable operating leases which do not meet the requirements of capital leases under Statement of Financial Accounting Standards No. 13, "Accounting for Leases" and are therefore expensed straight-line over the life of the operating lease.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses the following methods and assumptions to estimate the fair value of derivative and other financial instruments at the relative balance sheet date:

         Short-term financial statements (cash equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities) - cost approximates fair value because of the short maturity period.

         Long-term debt - fair value is based on the amount of future cash flows associated with each debt instrument discounted at our current borrowing rate for similar debt instruments of comparable terms.

INCOME TAXES

                                                        May 31,         May 31,
                                                         2006            2005
                                                     -----------     -----------

Deferred Tax Asset:
       Net Operating Loss Carryforward               $16,209,306     $16,001,835

       Valuation Allowance                            16,209,306      16,001,835
                                                     -----------     -----------
       Net Deferred Tax Asset                        $        --     $        --
                                                     ===========     ===========


The Company had available approximately $38,900,000 and $38,700,000 of unused Federal and state net operating loss carryforwards at May 31, 2006 and 2005, respectively that may be applied against future taxable income. These net operating loss carryforwards expire through 2022 and 2012 for federal and state purposes, respectively. The State of California has suspended the use of net operating losses for years ended May 31, 2004 and 2003. There is no assurance that the Company will realize the benefit of the net operating loss carryforwards.

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

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows at May 31:

                                                        May 31,         May 31,
                                                         2006            2005
                                                     -----------     -----------

Statutory Federal Tax (Benefit) Rate                     -34.00%         -34.00%
Statutory State Tax (Benefit) Rate                        -5.83%          -5.83%
                                                     -----------     -----------
Effective Tax (Benefit) Rate                             -39.83%         -39.83%
                                                     -----------     -----------

Valuation Allowance                                       39.83%          39.83%
                                                     -----------     -----------
Effective Income Tax                                       0.00%           0.00%
                                                     ===========     ===========


ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

In December 1998, AcSEC issued SOP 98-9, Modification of SOP 97-2, "Software Revenue Recognition, With Respect to Certain Transactions" (product no. 014920). This SOP amends paragraphs 11 and 12 of SOP 97-2, Software Revenue Recognition, to require recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

Effective December 15, 1998, this SOP amends SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, "Software Revenue Recognition," to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999.

All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Earlier adoption is permitted as of the beginning of fiscal years or interim periods for which financial statements or information have not been issued; retroactive application is prohibited.

Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" (SOP 98-9) was issued in December 1998 and addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2", to extend the deferral of application of certain passages of Statement of Position 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning in after March 15, 1999. We will comply with the requirements of SOP 98-9 as they become effective and this is not expected to have significant effect on our revenue recognition.

In accordance with SOP 97-2, as amended by SOP 98-4 and. SOP 98-9, revenue from product licensing fees is recognized when the product is delivered, all significant contractual obligations have been satisfied and the resulting receivable is deemed collectible by management. Service revenue from software maintenance agreements is recognized ratably over the maintenance period, which in most instances is one year. Other service revenues, primarily training and consulting, are generally recognized at the time the service is performed.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions."The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-

based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005.

The Company adopted Statement 123(R) in December of 2005.

In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In February of 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company's consolidated financial statement presentation.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting For uncertainty in income taxes recognized in an enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for The financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFA No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning November 1, 2008. The implementation of SFAS No. 157 is not expected to have a material impact on the Company's results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective "for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (Topic 1N), "Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years' historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year's beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for Company would be its fiscal year beginning December 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company's results of operations and financial condition.


NOTE 2-PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                 For the              For the
                                                Year Ended          Year Ended
                                                  May 31,             May 31,
                                                   2006                2005
                                               ------------        ------------

Computer Equipment                             $     20,780        $     19,343

Less: Accumulated Depreciation                      (14,137)             (7,282)
                                               ------------        ------------
Net Property & Equipment                       $      6,643        $     12,061
                                               ============        ============

Depreciation Expense                           $      6,855        $      5,608


NOTE 3- SHAREHOLDER NOTE PAYABLE

On May 1, 2004, the Company issued two notes payable totaling $205,000 to an officer of the Company. The notes had an interest rate of 6% per annum and were due on May 31, 2004. The due dates on these notes were extended to October 31, 2005. In consideration of the due date extension, the Company issued 12,000,000 shares of its $0.01 par value common stock, with a market value of $1,200 to the officer. At May 31, 2006 the balance due to shareholders was $102,000 and at May 31, 2005 was $135,000.

NOTE 4- COMMITMENTS AND CONTIGENCIES

The Company has a one year lease on office space expiring on February 28, 2008 for a maximum $40,308.00 annually.

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

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth our directors and executive officers as of May 31, 2006, their ages and the positions held by them:

                                                                  YEAR BECAME
                                                                   OFFICER OR
NAME                    AGE       POSITION WITH COMPANY             DIRECTOR
---------------------- ----- -------------------------------- ------------------
Steven A. Flagg         46   President, CEO and Director             2002


Kevin A. Yanoscik       48   CFO, Director, Secretary/Treasurer      2004

Steven A. Flagg (47) President and Chairman. Mr. Flagg has served as the President, Chairman and as a Director since August 5th, 2002. Mr. Flagg is Managing Partner and co-founder of Marsh+Flagg, a merger and acquisition advisory firm in La Jolla, California. Prior to Marsh+Flagg, Flagg was an active individual investor and turnaround consultant to early stage technology companies, including Findcom, PurchaseSoft, and PointPoint.Com. Flagg moved to La Jolla from Paris after several successful management assignments building international sales and consulting operations for companies such as KnowledgeWare and Sterling Software. At Sterling, Flagg served as VP of Business Development for International where he led European M&A activity. Flagg built the international business of financial software provider SS&C. SS&C completed a $50 million IPO led by Hambrecht and Quist and Alex Brown. Prior to Paris, Flagg was a successful software sales executive in NYC working for University Computing Company (acquired by Computer Associates), Oracle and KnowledgeWare. Flagg graduated from SUNY Brockport NY with a major in business and sociology.

Kevin A. Yanoscik (49), CFO, Secretary/Treasurer. Mr. Yanoscik has served as Secretary and Treasurer and as a Director since February 16, 2004. Yanoscik was previously a principal in the investment banking firm of Marsh+Flagg, a merger and acquisition advisory firm headquartered in La Jolla, CA with Yanoscik operating out of Newport Beach, CA. Prior to Marsh+Flagg, Yanoscik held various corporate lending positions with a number of national and international financial institutions including FB Commercial Finance, LaSalle Business Credit, NationsBank and HongKong and Shanghai Banking Corporation. Yanoscik received a BA in political science from Temple University and an MBA/MIM degree from the University of Denver.

Board of Directors. The Board is currently comprised of Steve Flagg and Kevin Yanoscik. With an additional acquisition the company plans to add one to two additional board members. The company has identified two outside people who have verbally committed to joining the Board, one of whom is an active CPA who will head the audit and compensation committees.

FAMILY RELATIONSHIPS

There are no family relationships among any of the directors or executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors and certain of our officers and persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in ownership to the Securities and Exchange Commission and to us. Specific due dates have been established and we are required to report in this Annual Report on Form 10-KSB any failure to file by these dates during the fiscal year ended May 31, 2006. Based on our review of copies of these reports and the forms available to us by the previous management, all forms were filed in a timely manner.

ITEM 10: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below sets forth information regarding executive compensation for the fiscal year ended May 31, 2006 of our Chief Executive Officers.

                                                  Annual Compensation          Long Term Compensation
                                              ---------------------------   ---------------------------
                                  Year         Salary ($)      Bonus ($)     Options (#)   Compensation
                             --------------   ------------   ------------   ------------   ------------
Steven A. Flagg                 2006 (1)       $ 120,000        $  --            --           $   --
     President

Kevin A. Yanoscik               2006 (2)       $  36,000        $  --            --           $   --
     Secretary & Treasurer


1. Steven Flagg succeeded Mr. LaGuardia on August 5th 2002.

2. Kevin Yanoscik succeeded Tom Marsh as Secretary and Treasurer on February 16, 2004.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No option was granted to the officers during the fiscal year ended May 31, 2006.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

Officers did not hold any options during the fiscal year ended May 31, 2006, and there were no unexercised options held at the end of such fiscal year by the officers.

EXECUTIVE EMPLOYMENT AGREEMENTS

MANAGEMENT CONSULTING AGREEMENTS
--------------------------------

In February, 2004, the Company entered into annual management consulting agreements with the Company's President and the Company's Secretary and Treasurer. The agreements provided that both officers are entitled to receive compensation for their services rendered, as follows: $10,000.00 per month for Steven A. Flagg and $3,000.00 per month for Kevin A Yanoscik. These Consulting agreements were not renewed.

CONSULTING AGREEMENTS
---------------------

In February, 2006 the Company entered into an amendment to a management consulting agreement with Craig Chandler. The agreements provided that Chandler receive a base salary of Eighty Four Thousand ($84,000.00) Dollars salary, a bonus of Two Thousand Five Hundred ($2,500.00) Dollars per fiscal quarter and a discretionary bonus of up to Two Thousand Five Hundred ($2,500.00) Dollars per fiscal quarter.

The Company also executed a Consulting Agreement with a former employee who agrees to serve as the Company's Vice President of Support for a monthly retainer fee of $200.00 commencing April, 2005.

DIRECTOR COMPENSATION

At the current time, our directors receive no compensation for their service as directors.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of May 31, 2006, as reported to us, as to the beneficial ownership of our common stock by each director, each named officer, by all directors and executive officers as a group and each person known to us to be the beneficial owner of more than 5% of our issued and outstanding common stock as of May 31, 2006 or other date noted below. Unless otherwise specified, the address of each beneficial owner is c/o PurchaseSoft, Inc., 2091 Business Center Drive, Suite 100, Irvine CA 92612. As of May 31, 2006, 24,674,338 shares of common stock were outstanding.

                              Amount and Nature if     Percentage of Outstanding
                            Beneficial Ownership of      Shares of Common Stock
                                Common Stock (1)              Owned (2)
                            ------------------------      ------------------
Steven A. Flagg (3)            13,829,971                       56.0%

Kevin A. Yanoscik               1,820,000                        7.4%
                            ----------------              ------------------
All current directors and
 executive officers as a
group (2 people).              15,649,971                       63.4%
                            ----------------



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

(2) The percent of class calculation is based on 24,674,387 shares of PurchaseSoft's common stock being issued and outstanding as of May 31, 2064 and effect being given, where appropriate, pursuant to Rule 13d-3(d)(1)(i) under the Exchange Act, to any option or warrant then exercisable or exercisable within 60 days thereafter.

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

10.23 Management consulting agreement dated May 30, 2003 by and between Company and Kevin A. Yanoscik. (15)

10.24 Management consulting agreement dated April 1, 2004 by and between Company and Stuart Williamson. (15)

10.25 Asset Purchase Agreement dated January 26, 2004 by and between Company and Computer Information Enterprises (16)

10.26 Asset Purchase Agreement dated January 30, 2004 by and between Company and Netshare Solutions GmbH (16)

10.27 Executive Employment Agreement dated January 26, 2004 by and between Company and Craig Chandler, as amended (16)

14.1       Code of Ethics which appears as Exhibit 14.1

16.1       8-K/A dated September 16, 2005 to Registrant's 8-K filed
           July 28, 2005. (18)

17.0 Letter from Mendoza Berger & Company, LLP to the Securities and Exchange Commission regarding change in certifying accountant, which appears as Exhibit 17.0

31.1       Certifications of the President & CEO

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

           (17)      Incorporated herein by reference to the
                     Company's Report on Form 8-K/A filed on
                     September 16, 2005.

           (18)      Incorporated herein by reference to the
                     Company's Report on Form 10-KSB for the year ended May 31, 2004.

           (19)      Incorporated herein by reference to the
                     Company's Report on Form 10-QSB for the
                     quarter ended August 31, 2004.

           (20)      Incorporated herein by reference to the
                     Company's Report on Form 10-QSB for the
                     quarter ended November 30, 2004.


REPORTS ON FORM 8-K

None

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The fees paid to the Company's principal accountant, Gruber & Company LLC for professional services rendered for the annual audit of the Company's financial statements were $5,000.00 for the year ending May 31, 2006.

AUDIT RELATED FEES

There were no fees paid to the Company's principal accountant, Gruber & Company LLC pursuant to Item 9(e)(1) of Schedule 14A other than those fees reported under Audit Fees above.

TAX FEES

The fees paid to the Company's principal accountant, Gruber & Company LLC for professional services rendered for the filing of state, local and federal tax returns were $0.00 for the year ending May 31, 2006.

ALL OTHER FEES

There were no other fees paid to the Company's principal accountant, Gruber & Company LLC for professional services for or during the years ending May 31, 2006.

OTHER

 All fees paid were approved by the Company's Board of Directors and none of the hours expended on the Company's audit and tax requirements were performed by persons other than those employed full-time by Gruber & Company LLC..

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto to be duly authorized.

                               PURCHASESOFT, INC.
                                    (Issuer)

 Date: October 9, 2007                            /s/ Steven A. Flagg
                                                 -------------------------------

                                                 Steven A. Flagg
                                                 President and CEO

 Date: October 9, 2007                            /s/ Kevin A. Yanoscik
                                                 -------------------------------

                                                 Kevin A. Yanoscik
                                                 Secretary, Treasurer and CFO



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on May 31, 2006.

SIGNATURE                                                    TITLE
-----------------------------------              -------------------------------

/s/ Steven A. Flagg                                         Director
--------------------------
Steven A. Flagg

/s/ Kevin A. Yanoscik                                       Director
--------------------------
Kevin A. Yanoscik