Form 10QSB
period 2006-08-31
PURCHASESOFT INC
filed 2008-01-25
CIK 727063

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-11791

                              -------------------

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

 COMMON STOCK, PAR VALUE $0.01                24,674,338 SHARES at 8/31/06
         PER SHARE

================================================================================

                               PURCHASESOFT, INC.
                                   FORM 10-QSB
                          QUARTER ENDED AUGUST 31, 2006

                              CROSS REFERENCE SHEET

                         PART I - FINANCIAL INFORMATION


Item 1   Consolidated Financial Statements                                     4

Item 2   Management's Discussion  and Analysis of Financial Condition and
         Results of Operations                                                12

Item 3   Controls and Procedures                                              13


                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                    14

Item 2   Changes in Securities and Use of Proceeds                            14

Item 3   Defaults Upon Senior Securities                                      14

Item 4   Submission of Matters to a Vote of Security Holder                   14

Item 5   Other Information                                                    14

Item 6   Exhibits and Reports On Form 8-K                                     14

Signatures                                                                    15

                               PURCHASESOFT, INC.
                                   FORM 10-QSB
                          QUARTER ENDED AUGUST 31, 2006
                                   (UNAUDITED)

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

                                  ITEM 1. FINANCIAL STATEMENTS

                                       PURCHASESOFT, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                AUGUST 31, 2006 AND MAY 31, 2006

=================================================================================================

                                             ASSETS
                                                                       UNAUDITED
                                                                    AUGUST 31, 2006  MAY 31, 2006
                                                                     ------------    ------------
Current Assets

   Cash                                                              $    104,705    $     78,365
   Accounts Receivable                                                     47,005          68,100
   Prepaid Licenses                                                         6,878              --
   Prepaid Expenses                                                         2,466           2,810
                                                                     ------------    ------------
          Total current assets                                            161,054         149,275

Property and equipment, net                                                 5,332           6,643
Other Assets
    Deposits                                                                4,839           4,839
    Goodwill                                                               97,002          97,002
                                                                     ------------    ------------
        TOTAL ASSETS                                                 $    268,227    $    257,759
                                                                     ============    ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued expenses                             $    445,751    $    422,205
   Deferred maintenance revenues, current portion                         222,921         211,589
   Shareholder Notes Payable                                               74,000         102,000
                                                                     ------------    ------------
     Total current liabilities                                            742,672         735,794

   Long-term deferred maintenance revenues, net of current portion         14,809          14,809
                                                                     ------------    ------------
          Total Liabilities                                               757,481         750,603
                                                                     ------------    ------------
Stockholders' Equity
   Common stock, $0.01 par value, 100,000,000 shares
     authorized with 24,674,338 shares issued and
     outstanding at August 31, 2006 and May 31, 2006                      246,744         246,744
   Additional paid-in capital                                          43,876,129      43,876,129
   Accumulated deficit                                                (44,523,095)    (44,526,685)
   Treasury stock (4,780 common shares), at cost                          (89,032)        (89,032)
                                                                     ------------    ------------
     Total stockholders' equity                                          (489,254)       (492,844)
                                                                     ------------    ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    268,227    $    257,759
                                                                     ============    ============



                    SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS



                               PURCHASESOFT, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THREE MONTHS ENDING AUGUST 31, 2006 AND 2005
                                    UNAUDITED

                                                     THREE MONTHS ENDED  THREE MONTHS ENDED
                                                       AUGUST 31, 2006    AUGUST 31, 2005
                                                       ---------------    ---------------
REVENUE:
   Products                                            $        93,559    $       115,138
   Services                                                     61,942             49,162
                                                       ---------------    ---------------
     Total Revenues                                            155,501            164,300
                                                       ---------------    ---------------

OPERATING EXPENSES:
    Costs of revenue                                            87,716            104,354
    General and Administrative                                  75,409             65,283

                                                       ---------------    ---------------
     Total Operating Expenses                                  163,125            169,637
                                                       ---------------    ---------------

     OPERATING (LOSS)                                           (7,624)            (5,337)
                                                       ---------------    ---------------

OTHER INCOME (EXPENSE)
                                                       ---------------    ---------------
   Interest Expense                                             (1,220)            (2,047)
                                                       ---------------    ---------------
     Total Other Expense                                        (1,220)            (2,047)
                                                       ---------------    ---------------

     NET (LOSS)                                        $        (8,844)   $        (7,384)
                                                       ===============    ===============

Net (loss) per share, basic and diluted                $         (0.00)   $         (0.00)
                                                       ===============    ===============

Weighted average number of shares, basic and diluted        24,674,387          6,657,453
                                                       ===============    ===============

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS




                                       PURCHASESOFT, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THREE MONTHS ENDING AUGUST 31, 2006 AND 2005
                                            UNAUDITED

FOR THREE MONTHS ENDED                                          AUGUST 31, 2006       AUGUST 31, 2005
                                                               -----------------    -----------------
Cash Flows from Operating Activities:

   Net (loss)                                                  $          (8,844)   $          (7,384)
   Adjustments to reconcile net (loss) to net cash
   used in operating activities:
     Depreciation and amortization                                         1,655                1,646
   Increase (decrease) in:
     Accounts receivable                                                  21,095              (30,077)
     Prepaid licenses                                                     (6,878)                  --
     Prepaid expenses                                                        344                   --
     Accounts payable and accrued expenses                                26,992               30,953
     Deferred maintenance revenue                                         11,333               (1,564)
     Deferred Sales                                                        8,806                   --
                                                               -----------------    -----------------
     TOTAL ADJUSTMENTS                                                    63,347                  958
                                                               -----------------    -----------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              54,503               (6,426)
                                                               -----------------    -----------------

        CASH FLOWS (USED IN) INVESTING ACTIVITIES
             Purchase of Property and Equipment                             (344)                  --

         NET CASH USED IN INVESTING ACTIVITIES                              (344)                  --

Cash Flows from Financing Activities:
    Repayment of related party notes                                     (28,000)             (10,000)
                                                               -----------------    -----------------
     NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES                      (28,000)             (10,000)
                                                               -----------------    -----------------

     NET INCREASE (DECREASE) IN CASH                                      26,159              (16,426)

Cash balance at beginning of period                                       78,546               45,967
                                                               -----------------    -----------------

CASH BALANCE AT END OF PERIOD                                  $         104,705    $          29,541
                                                               =================    =================

NON-CASH TRANSACTIONS
                                                               -----------------    -----------------

         TOTAL NON-CASH TRANSACTIONS                           $              --    $              --


                    SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                                6

                               PURCHASESOFT, INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


A. BUSINESS AND ORGANIZATION

PurchaseSoft, Inc. (the Company) designs, market and services purchasing and material management application software. The Company acquired Computer Information Enterprises, Inc. (CIE) on February 16, 2004. CIE develops and markets a document management solution (IMAGELINK) for accounting ERP software within the Microsoft Dynamics SL, Microsoft Dynamics GP and Sage MAS90/200 environment.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

B. ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a May 31 year-end.

C. PROPERTY & EQUIPMENT

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

D. CAPITAL STOCK

The authorized capital stock of the Company consists of 100,000,000 shares of common stock at a par value of $0.01. At August 31, 2006 and May 31, 2006 there were 24,674,338 shares issued and outstanding. All common stock shares are presented to reflect a 5 to 1 reverse stock split approved by the Board of Directors on March 1, 2005.

E. INCOME TAXES

The components of the deferred tax asset are as follows:

                                                    AUGUST 31,          MAY 31,
                                                      2006               2006
                                                   -----------       -----------

DEFERRED TAX ASSET:
Net Operating Loss Carryforward                    $16,218,150       $16,209,306
Valuation Allowance                                 16,218,150        16,209,306
                                                   -----------       -----------
Net Deferred Tax Asset                             $        --       $        --
                                                   ===========       ===========

The Company had available approximately $16,218,150 and $16,209,306 of unused Federal and state net operating loss carryforwards at August 31, 2006 and May 31, 2006, respectively that may be applied against future taxable income. These net operating loss carryforwards expire through 2022 and 2012 for federal and state purposes, respectively. The State of California has suspended the use of net operating losses for years ended May 31, 2004 and 2003. There is no assurance that the Company will realize the benefit of the net operating loss carryforwards.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At May 31, 2004 and 2003, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.


Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:
                                                         AUGUST 31,     MAY 31,
                                                            2006         2006
                                                        -----------   ----------

Statutory Federal Tax (Benefit) Rate                       -34.00%      -34.00%
Statutory State Tax (Benefit) Rate                          -5.83%       -5.83%
                                                        -----------   ----------
Effective Tax (Benefit) Rate                               -39.83%      -39.83%
                                                        -----------   ----------

Valuation Allowance                                         39.83%       39.83%
                                                        -----------   ----------
Effective Income Tax                                         0.00%        0.00%
                                                        ===========   ==========

F. ESTIMATES

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

G. REVENUE RECOGNITION

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

In accordance with SOP 97-2, as amended by SOP 98-4 and. SOP 98-9, revenue from product licensing fees is recognized when the product is delivered, all significant contractual obligations have been satisfied and the resulting receivable is deemed collectible by management. Service revenue from software maintenance agreements is recognized ratably over the maintenance period, which in most instances is one year. Other service revenues, primarily consulting, are generally recognized at the time the service is performed.

H. RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. "The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets.

The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective commercial substance, the for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005.

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

NOTE 2-PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                      AUGUST 31,        MAY 31,
                                                         2006            2006
                                                      --------         --------
Computer Equipment                                    $ 20,095         $ 20,780
Less: Accumulated Depreciation                         (14,763)         (14,137)
                                                      --------         --------
Net Property & Equipment                              $  5,332         $  6,643
                                                      ========         ========


NOTE 3- SHAREHOLDER NOTE PAYABLE

At May 31, 2004, the Company had three demand notes payable totaling $205,000 to two officers of the Company. The notes had an interest rate of 6% per annum. The due dates on two of these notes were extended to October 31, 2005. In consideration of the due date extension, the Company issued 12,000,000 shares of its $0.01 par value common stock, with a market value of $1,200, to the officer.


As of May 31, 2006, the Company had a 6% interest bearing shareholder demand note totaling $102,000. During the three months ended August 31, 2006 the Company paid down its notes payable by $28,000 to $74,000.

NOTE 4- STOCKHOLDERS' EQUITY

The authorized capital stock of the Company consists of 100,000,000 shares of common stock at a par value of $0.01. At August 31, 2006 and May 31, 2006 there were 24,674,338 shares issued and outstanding. All common stock shares are presented to reflect a 5 to 1 reverse stock split approved by the Board of Directors on March 1, 2005.

The Company issued no shares of common stock during the period.

NOTE 5-COMMITMENTS AND CONTIGENCIES

                                 LEASE AGREEMENT

The Company has a one year lease on office space expiring on February 28, 2008 for a maximum $40,308 annually.

                                   LITIGATION

The Company is not currently involved in any lawsuits or litigation.


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


                                    OVERVIEW

The financial results reflected are for the first quarter ended August 31, 2006. This financial statement should be read in conjunction with the Company's Form 10-K as of May 31, 2006.

CURRENT OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

REVENUE. Revenues for the first quarter ended August 31, 2006 showed a modest decline from the prior comparable period. At August 31, 2006 revenues were $155,501 compared to $164,300 for 2005. Software sales were $93,559 compared to $115,138 at August 31, 2006 and 2005, respectively. First quarter 2005 results included a large sale to one client of its proprietary AP-Distar product that comprised $36,000. Consulting revenues, both third-party and IMAGELINK related increased from $5,275 to $14,921 between August, 2005 and 2006, respectively. Significantly, maintenance revenues increased from $40,458 to $57,279 for the comparable periods reflecting a growing customer base and minimal run-off of existing customers as maintenance renewals were over 90% in the current quarter.

OPERATING EXPENSES. Cost of revenues totaling $87,716 reflect a $16,638 decrease from the prior comparable period representing the continued lowering of overhead expenses from the acquisition of CIE. General and administrative expenses increased moderately, from $65,283 to $75,409 with moderate increases across most expense categories.

LIQUIDITY. The Company's cash balance was $104,705 at August 31, 2006 compared to $78,365 at May 31, 2006. Cash flow from operations at August 31, 2006 was $54,503 versus a negative ($6,426) at August, 2005.


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

FORM 8-K

None.

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

                                                    PurchaseSoft, Inc.
                                                    (Issuer)

Date: January 18, 2008                              /s/ Steven A. Flagg
                                                    ------------------------
                                                    Steven A. Flagg
                                                    President and CEO


Date: January 18, 2008                              /s/ Kevin A. Yanoscik
                                                    ------------------------
                                                    Kevin A. Yanoscik
                                                    Secretary, Treasurer and CFO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on January 18, 2008.

SIGNATURE                                                 TITLE
-----------------------------------------   ------------------------------------

/s/ Steven A. Flagg                                      Director
----------------------------
Steven A. Flagg

/s/ Kevin A. Yanoscik                                    Director
----------------------------
Kevin A. Yanoscik