Form 10QSB
period 2006-11-30
PURCHASESOFT INC
filed 2008-02-22
CIK 727063

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-11791

                         ------------------------------

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

COMMON STOCK, PAR VALUE $0.01 PER SHARE            33,785,838 SHARES at 11/30/06

                               PURCHASESOFT, INC.
                                   FORM 10-QSB
                         QUARTER ENDED NOVEMBER 30, 2006

                              CROSS REFERENCE SHEET

                         PART I - FINANCIAL INFORMATION

Item 1    Consolidated Financial Statements.................................   4

Item 2    Management's Discussion and Analysis of Financial
          Conditions and Results of Operations..............................  12

Item 3    Controls and Procedures...........................................  13

                           PART II - OTHER INFORMATION

Item 1    Legal Proceedings.................................................  14

Item 2    Changes in Securities and Use of Proceeds.........................  14

Item 3    Defaults Upon Senior Securities...................................  14

Item 4    Submission of Matters to a Vote of Security Holder................  14

Item 5    Other Information.................................................  14

Item 6    Exhibits and Reports On Form 8-K..................................  14

Signatures

                                PURCHASESOFT, INC
                                   FORM 10-QSB
                         QUARTER ENDED NOVEMBER 30, 2006
                                   (UNAUDITED)

                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX


Consolidated Balance Sheet                                                     4

Consolidated Statements of Income                                              5

Consolidated Statements of Cash Flows                                          6

Consolidated Notes to Financial Statements                                     7

                          ITEM I. FINANCIAL STATEMENTS


                               PURCHASESOFT, INC.
                           CONSOLIDATED BALANCE SHEET
                       NOVEMBER 30, 2006 AND MAY 31, 2006

                                  ASSETS
                                                                   UNAUDITED
                                                                   NOVEMBER 30,
                                                                       2006        MAY 31, 2006
                                                                   ------------    ------------
Current Assets
   Cash                                                            $    120,121    $     78,365

Accounts Receivable                                                      68,334          68,100
        Prepaid Licenses                                                  6,157              --
        Prepaid Expenses                                                  2,123           2,810
                                                                   ------------    ------------
  Total Current Assets                                                  196,735         149,275

Property and equipment, net                                               5,733           6,643
    Deposits                                                              4,839           4,839
                                                                   ------------    ------------
    Goodwill                                                             97,002          97,002
                                                                   ============    ============
        TOTAL ASSETS                                               $    304,309    $    257,759


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable & accrued expenses                             $    398,906    $    422,205
   Deferred maintenance revenues, current portion                       242,239         116,565
   Deferred software sales                                              140,966          95,024
   Shareholder Notes Payable                                             52,000         102,000
                                                                   ------------    ------------
     Total current liabilities                                          834,111         735,794

Long-term deferred maintenance revenues, net of current portion          14,809          14,809
                                                                   ------------    ------------
   Total Liabilities                                                    848,920         750,603
                                                                   ------------    ------------
Shareholders' Deficit
   Common stock, $0.01 par value, 100,000,000 shares authorized,
     33,785,838 shares issued and outstanding at
     November 30, 2006 and 24,674,338 at May 31, 2006.                  337,859         246,744
   Paid-in capital                                                   43,785,925      43,876,129
   Accumulated deficit                                              (44,579,363)    (44,526,685)
   Treasury stock (4,780 shares), at cost                               (89,032)        (89,032)
                                                                   ------------    ------------
     Total Stockholders' Deficit                                       (544,611)       (492,844)
                                                                   ------------    ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    304,309    $    257,759
                                                                   ============    ============


                    SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS




                                          PURCHASESOFT, INC.
                                  STATEMENT OF OPERATIONS (UNAUDITED)
                      FOR THREE AND SIX MONTHS ENDING NOVEMBER 30, 2006 AND 2005

                                        SIX MONTHS       SIX MONTHS      THREE MONTHS    THREE MONTHS
                                            ENDED           ENDED           ENDED           ENDED
                                         NOVEMBER 30,    NOVEMBER 30,    NOVEMBER 30,    NOVEMBER 30,
                                             2006            2005            2006            2005
                                         ------------    ------------    ------------    ------------
REVENUE:
   Products                              $    129,763    $    257,284    $     51,124    $    142,146
   Services                                   150,401         120,824          73,539          71,662
                                         ------------    ------------    ------------    ------------
     Total Revenues                           280,164         378,108         124,663         213,808

OPERATING EXPENSES:
   Cost of revenue                            170,018         197,517          82,303          93,163
   General and Administrative                 160,539         148,270          85,130          82,988
                                         ------------    ------------    ------------    ------------
     Total Operating Expenses                 330,557         345,787         167,433         176,151
                                         ------------    ------------    ------------    ------------

     OPERATING PROFIT (LOSS)                  (50,393)         32,321         (42,770)         37,657
                                         ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
   Interest Expense                            (2,285)         (3,970)         (1,064)         (1,923)
                                         ------------    ------------    ------------    ------------
     Total Other Expense                       (2,285)         (3,970)         (1,064)         (1,923)
                                         ------------    ------------    ------------    ------------

     NET INCOME (LOSS)                        (52,678)         28,351         (43,834)         35,734
                                         ============    ============    ============    ============

Net (loss) per share-basic and diluted          (0.00)          (0.00)          (0.00)          (0.00)
                                         ============    ============    ============    ============

Weighted average number of shares          25,769,759      19,236,272      26,877,167      19,638,398




                       SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS





                                                 PURCHASESOFT, INC.
                                         STATEMENT OF CASH FLOWS (UNAUDITED)
                             FOR THREE AND SIX MONTHS ENDING NOVEMBER 30, 2006 AND 2005

                                                           SIX MONTHS     SIX MONTHS    THREE MONTHS   THREE MONTHS
                                                              ENDED          ENDED          ENDED          ENDED
                                                           NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,   NOVEMBER 30,
                                                              2006            2005          2006           2005
                                                           -----------    -----------    -----------    -----------
Cash Flows from Operating Activities:
   Net Income (loss)                                       $   (52,678)   $    28,351    $   (43,834)       $35,734
   Adjustments to reconcile net (loss)
   to net cash used in operating activities:
     Depreciation and amortization                               3,400          3,365          1,745          1,719
     Common Stock Issued for Services                              911             --            911             --
   Increase (decrease) in:
     Accounts receivable                                          (234)        (2,857)       (21,329)        27,220
     Prepaid licenses                                           (6,157)         1,570            721          1,570
     Prepaid expenses                                              687             --            343             --
     Accounts payable and accrued expenses                     (23,299)        62,802        (59,098)        31,851
     Deferred Revenue-Maintenance                              125,674         25,027         19,318         26,591
     Deferred Software Sales                                    45,942         25,027        140,966         26,591
                                                           -----------    -----------    -----------    -----------
     TOTAL ADJUSTMENTS                                         146,924         89,907         83,577         88,951
                                                           -----------    -----------    -----------    -----------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        94,246        118,258         39,743        124,685

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
         Purchase of Property and Equipment                     (2,490)            --         (2,146)            --
                                                           -----------    -----------    -----------    -----------
         NET CASH USED IN INVESTING ACTIVITIES                  (2,490)            --         (2,146)            --

Cash Flows from Financing Activities:
   Repayment of related party notes                            (50,000)       (10,000)       (22,000)            --
                                                           -----------    -----------    -----------    -----------
     NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES            (50,000)       (10,000)       (22,000)            --
                                                           -----------    -----------    -----------    -----------
     NET INCREASE (DECREASE) IN CASH                            41,756        108,258         15,597        124,684
                                                           -----------    -----------    -----------    -----------
Cash balance at beginning of period                             78,365         45,967        104,524         29,541
                                                           -----------    -----------    -----------    -----------
CASH BALANCE AT END OF PERIOD                              $   120,121    $   154,225    $   120,121    $   154,225
                                                           ===========    ===========    ===========    ===========



                              SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                                          6

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)


A. BUSINESS AND ORGANIZATION

PurchaseSoft, Inc. (the Company) designs, market and services purchasing and material management application software. The Company acquired Computer Information Enterprises, Inc. (CIE) on February 16, 2004. CIE develops and markets a document management solution (IMAGELINK) for accounting ERP software within the Microsoft Dynamics SL, Microsoft Dynamics GP and Sage MAS90/200 environments.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. These financial statements do no include any adjustments that might result from this uncertainty.


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

D. CAPITAL STOCK

The authorized capital stock of the Company consists of 100,000,000 shares of common stock at a par value of $0.01. At November 30, 2006 and May 31, 2006 there were 33,785,838 and 24,674,338 shares issued and outstanding, respectively. All common stock shares are presented to reflect a 5 to 1 reverse stock split approved by the Board of Directors on March 1, 2005.

During the quarter ended November 30, 2006, 9,000,000 common shares were issued to Officers of the Company for services totaling $900 and 111,500 common shares were issued to non-affiliation individuals for services totaling $11.

E. INCOME TAXES

The components of the deferred tax asset are as follows:

                                                 NOVEMBER 30,         MAY 31,
                                                    2006               2006
                                                 -----------        -----------
DEFERRED TAX ASSET:
Net Operating Loss Carryforward                  $ 6,477,148        $ 6,456,167

Valuation Allowance                               (6,477,148)        (6,456,167)
                                                 -----------        -----------
Net Deferred Tax Asset                           $        --        $        --
                                                 ===========        ===========

The company had available approximately $16,262,000 and $16,209,000 of unused Federal and state net operating loss carryforwards at November 30, 2006 and May 31, 2006, respectively that may be applied against future taxable income. These net operating loss carryforwards expire through 2022 and 2012 for federal and state purposes, respectively. The State of California has suspended the use of net operating losses for years ended May 31, 2004 and 2003. There is no assurance that the Company will realize the benefit of the net operating loss carryforwards.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                 NOVEMBER 30,         MAY 31,
                                                    2006               2006
                                                 -----------        -----------

Statutory Federal Tax (Benefit) Rate               -34.00%             -34.00%
Statutory State Tax (Benefit) Rate                  -5.83%              -5.83%
                                                 -----------        -----------
Effective Tax (Benefit) Rate                       -39.83%             -39.83%
                                                 -----------        -----------

Valuation Allowance                                 39.83%              39.83%
                                                 -----------        -----------
Effective Income Tax                                 0.00%               0.00%
                                                 ===========        ===========

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At November 30, 2006 and May 31, 2006, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

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

NOTE 2-PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                 NOVEMBER 30,         MAY 31,
                                                    2006               2006
                                                 -----------        -----------

Computer Equipment                               $    23,270        $    20,780

Less: Accumulated Depreciation                       (17,537)           (14,137)
                                                 -----------        -----------
Net Property & Equipment                         $     5,733        $     6,643
                                                 ===========        ===========


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

As of May 31, 2006, the Company had a 6% interest bearing shareholder demand note totaling $102,000. During the six months ended November 30, 2006 the Company paid down its notes payable by $50,000 to $52,000.

NOTE 4-COMMITMENTS AND CONTINGENCIES


                                 LEASE AGREEMENT

The Company has a one year lease on office space expiring on February 28, 2009 for a maximum of $40,308 annually.


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

                                    OVERVIEW

The financial results reflected are for the second quarter ended November 30, 2006. This financial statement should be read in conjunction with the Company's Form 10-K as of May 31, 2006.

CURRENT OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

Revenue. Year to date revenues for the six months ended November 30, 2006 decreased over 25% from the comparable period ended November 30, 2005. Product sales for the six month period ended 2006 totaled $129,763 compared to $257,284 at November, 2005. In addition, within services revenues, consulting revenues comprised of both third-party consulting services and charges for customization work of its core ImageLink product declined from $32,311 at November, 2005 to $22,571 at November, 2006.

Maintenance revenues for the comparable periods has increased over 45%, from $81,654 at November, 2005 to $118,994 at November of 2006, representing the continued renewal of maintenance support for its core product sales.

For the three month period ended November 30, 2006 total revenues were $124,663 compared to $213,808 at November 30, 2005, a decline of $89,145, or nearly 40%, with the predominance of this decline reflected in product sales which decreased from $142,146 for the three month period ended November, 2005 to $51,124 at November, 2006. Contributing to the overall decline in product sales is a change in accounting policy with the adoption of SOP 97-2, as amended by SOP 98-4 and SOP 98-9, revenue from product licenses fees is recognized when the product is delivered, all significant contractual obligations have been satisfied and the resulting receivable is deemed collectible by management. In prior fiscal periods IMAGELINK sales and installations were contractually fulfilled within several days upon receipt of payment. With the introduction of more complex peripheral products such as Batch Processing, Bar Code and Work Flow, installation time has increased from less than a week to upwards of two months. If not for the incorporation of SOP 97-2, as amended by SOP 98-4 and SOP 98-9, in fiscal year 2006, software sales would have been $101,000 higher for the six month period ended November 30, 2006.

Operating Expenses. Operating expenses totaling $330,557 and $345,787 respectively, for the six months year-to-date November 30, 2006 and 2005 reflect a moderate decline per full-time employee (FTE) as the company continues to focus on cost containment.

Liquidity. The Company's cash balance is $120,121 at November 30, 2006 compared to $154,225 for the comparable period ended November 30, 2005. The company for the six month period ended November, 2006 relied on internally-generated funds to support its operating activities with the repayment of shareholder notes of $50,000 in the current period being the largest contributor to the decline in cash at the quarter ending November 30, 2006.


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

                                            PurchaseSoft, Inc.
                                            (Issuer)


Date: February 15, 2008                     /s/ Steven A. Flagg
                                            -----------------------------------
                                            Steven A. Flagg
                                            President and CEO


Date: February 15, 2008                     /s/ Kevin A. Yanoscik
                                            -----------------------------------
                                            Kevin A. Yanoscik
                                            Secretary, Treasurer and CFO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on February 15, 2008.

SIGNATURE                                    TITLE
------------------------------               -----------------------------------

/s/ Steven A. Flagg                          Director
---------------------------
Steven A. Flagg

/s/ Kevin A. Yanoscik                        Director
---------------------------
Kevin A. Yanoscik