Form 10QSB
period 2007-02-28
PURCHASESOFT INC
filed 2008-05-23
CIK 727063

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2007

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No |_|

THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

COMMON STOCK, PAR VALUE $0.01 PER SHARE            33,785,838 SHARES at 2/28/07

                               PURCHASESOFT, INC.
                                   FORM 10-QSB
                         QUARTER ENDED FEBRUARY 28, 2007

                              CROSS REFERENCE SHEET

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1 Consolidated Financial Statements ......................................4

Item 2 Management's Discussion and Analysis of Financial Condition and
       Results of Operations .................................................12

Item 3 Controls and Procedures ...............................................13

                           PART II - OTHER INFORMATION

Item 1 Legal Proceedings .....................................................13

Item 2 Changes in Securities and Use of Proceeds .............................13

Item 3 Defaults Upon Senior Securities .......................................13

Item 4 Submission of Matters to a Vote of Security Holder ....................13

Item 5 Other Information .....................................................13

Item 6 Exhibits and Reports On Form 8-K ......................................14

Signatures

                               PURCHASESOFT, INC.
                                   FORM 10-QSB
                         QUARTER ENDED FEBRUARY 28, 2007
                                   (UNAUDITED)

                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                      INDEX

Consolidated Balance Sheet                                                    4

Consolidated Statements of Income                                             5

Consolidated Statements of Cash Flows                                         6

Consolidated Notes to Financial Statements                                    7

                                     ITEM 1. FINANCIAL STATEMENTS

                                          PURCHASESOFT, INC.
                                      CONSOLIDATED BALANCE SHEET
                                  FEBRUARY 28, 2007 AND MAY 31, 2006

                                                ASSETS
                                                                          UNAUDITED
                                                                         FEBRUARY 28,       MAY 31,
                                                                             2007            2006
                                                                         ------------    ------------
Current Assets
   Cash                                                                  $    113,499    $     78,365

Accounts Receivable                                                            56,875          68,100
   Prepaid Licenses                                                             5,820              --
   Prepaid Expenses and Other Assets                                            3,010           2,810
                                                                         ------------    ------------
 Total Current Assets                                                         179,204         149,275

Property and equipment, net                                                     4,224           6,643
   Deposits                                                                     4,839           4,839
   Goodwill                                                                    97,002          97,002
                                                                         ------------    ------------
        TOTAL ASSETS                                                     $    285,269    $    257,759
                                                                         ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable & accrued expenses                                   $    429,204         422,205
   Deferred maintenance revenues current portion                              254,743         116,565
   Deferred software sales                                                    108,522          95,024
   Shareholder notes payable                                                   20,000         102,000
                                                                         ------------    ------------
     Total Current Liabilities                                                812,469         735,794

Long-term deferred maintenance revenues, net of current portion                14,809          14,809

     Total Liabilities                                                        827,278         750,603

Shareholders' Deficit
   Common stock, $0.01 par value, 100,000,000 shares authorized,
     33,785,838 shares issued and outstanding at February 28, 2007 and
     24,674,338 issued and outstanding at May 31, 2006                        337,859         246,744
   Paid-in capital                                                         43,785,925      43,876,129
   Accumulated deficit                                                    (44,576,761)    (44,526,685)
   Treasury stock (4,780 shares), at cost                                     (89,032)        (89,032)
     Total Stockholders' Deficit                                             (542,009)       (492,844)
                                                                         ------------    ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    285,269    $    257,759
                                                                         ============    ============

                       See accompanying notes to unaudited financial statements


                                      PURCHASESOFT, INC.
                              STATEMENT OF OPERATIONS (UNAUDITED)
                  FOR NINE AND THREE MONTHS ENDING FEBRUARY 28, 2007 AND 2006

                                  THREE MONTHS    THREE MONTHS   NINE MONTHS     NINE MONTHS
                                     ENDED           ENDED          ENDED           ENDED
                                 FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 28,
                                     2007            2006            2007           2006
                                 ------------    ------------    ------------    ------------
REVENUE:
  Products                       $    103,721    $     69,799    $    233,483    $    327,083

  Services                             64,771          50,880         215,173         171,704
                                 ------------    ------------    ------------    ------------
     Total Revenues                   168,492         120,679         448,656         498,787

OPERATING EXPENSES:
  Cost of revenue                      75,035          89,710         245,053         287,227
  General and Administrative           90,366          71,901         250,905         220,173
                                 ------------    ------------    ------------    ------------

     Total Operating Expenses         165,401         161,611         495,958         507,400

     OPERATING PROFIT (LOSS)            3,091         (40,932)        (47,302)         (8,613)

OTHER INCOME (EXPENSE)
   Interest expense                      (489)         (1,650)         (2,774)         (5,619)
                                 ------------    ------------    ------------    ------------
     Total Other Expense                 (489)         (1,650)         (2,774)         (5,619)
                                 ------------    ------------    ------------    ------------

     NET INCOME (LOSS)                  2,602         (42,582)        (50,076)        (14,232)
                                 ============    ============    ============    ============

Net (loss) per share-basic and
   diluted                               0.00           (0.00)          (0.00)          (0.00)

Weighted average number
    of shares                      33,785,887      24,396,609      28,412,438      20,937,482



                   See accompanying notes to unaudited financial statements



                               PURCHASESOFT, INC.
                       STATEMENT OF CASH FLOWS (UNAUDITED)
                FOR NINE MONTHS ENDING FEBRUARY 28, 2007 AND 2006


                                                         NINE MONTHS ENDED
                                                   FEBRUARY 28,    FEBRUARY 28,
                                                       2007            2006
                                                   ------------    ------------
Cash Flows from Operating Activities:
   Net Income (loss)                               $    (50,076)   $    (14,232)
   Adjustments to reconcile net (loss)
      to net cash used in operating activities:
     Depreciation and amortization                        5,239           5,047
     Common Stock Issued for Services                       911
   Increase (decrease) in:
     Accounts receivable                                 11,225         (30,934)
     Prepaid licenses                                    (5,820)          1,570
     Prepaid expenses                                      (199)         (2,750)
     Accounts payable and accrued expenses               89,211          90,844
     Deferred revenues - maintenance                     43,154          21,800
     Deferred software sales                             26,129              --
                                                   ------------    ------------
     TOTAL ADJUSTMENTS                                  169,850          85,577

     NET CASH FLOW PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                            119,774          71,345

Cash Flows (Used in) Investing Activities:
         Purchase of Property and Equipment              (2,821)             --
                                                   ------------    ------------
         NET CASH USED IN INVESTING ACTIVITIES           (2,821)             --

Cash Flows from Financing Activities:
   Repayment of related party notes                     (82,000)        (30,000)
                                                   ------------    ------------
     NET CASH FLOW PROVIDED BY FINANCING
        ACTIVITIES                                      (82,000)        (30,000)

     NET (DECREASE) IN CASH                              34,953          41,345
                                                   ------------    ------------
Cash balance at beginning of period                      78,546          45,967
                                                   ------------    ------------
CASH BALANCE AT END OF PERIOD                      $    113,499    $     87,312
                                                   ============    ============


            See accompanying notes to unaudited financial statements

                                        6

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BUSINESS & OPERATIONS

PurchaseSoft, Inc. (the Company) designs, market and services purchasing and material management application software. The Company acquired Computer Information Enterprises, Inc. (CIE) on February 16, 2004. CIE develops and markets a document management solution (IMAGELINK) for accounting ERP software within the Microsoft Dynamics SL, Microsoft Dynamics GP and Sage MAS90/200 environments.


NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLANS

The Company's primary source of operating funds since inception has been provided through debt and equity financing. The company intends to raise additional capital through private debt and equity investors. At February 28, 2007, the Company had stockholders' and working capital deficits of $542,009 and $633,265, respectively. The Company had revenues of $448,656 and incurred a net loss of $50,076 for the nine months ended February 28, 2007.

Management has taken steps to improve the Company's liquidity by raising funds and seeking revenue sources through the development of products through which the Company may generate additional revenue. There can be no assurance that the Company will be successful in these endeavors and therefore may have to consider other alternatives.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the above matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING METHOD AND YEAR END

The Company's financial statements re prepared using the accrual method of accounting. The Company has elected a May 31 year-end.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

CONCENTRATIONS OF CREDIT RISK - CASH

The Company maintains its cash with various financial institutions, which may exceed federally insured limits throughout the period.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs.

MARKETABLE SECURITIES AVAILABLE FOR SALE

The Company evaluates its investment policies and the appropriate classification of securities at the time of purchase consistent with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain investments in Debt and equity Securities," at each balance sheet date and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in stockholders' deficiency under the caption "Accumulated Other Comprehensive Loss". Realized gains and losses and declines in value judged to be other than-temporary on available-for-sale securities are included in net gain on sale of marketable securities. The cost of securities sold is based on the specific identification method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, generally three to seven years. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in operations. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized.

IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

BASIC AND DILUTED NET INCOME PER SHARE

Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock options and convertible preferred stock. Diluted earnings per share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock options and convertible preferred stock.

STOCK-BASED COMPENSATION

Fair value on the date of grant and recognize compensation expense in our consolidated In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment. This pronouncement amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees . SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. Under SFAS No. 123(R), we are required to measure compensation cost for all stock-based awards at statements of operations over the service period that the awards are expected to vest.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123(R) and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Common stock issued to non-employees in exchange for services is accounted for based on the fair value of the services received.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

SOFTWARE DEVELOPMENT COSTS

Capitalization of software development costs for software to be sold, leased, or otherwise marketed begins upon the establishment of technological feasibility, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. Amortization begins once the software is ready for its intended use, generally based on the pattern in which the economic benefits will be consumed. To date, software development costs incurred between completion of a working prototype and general availability of the related product have not been material.

REVENUE RECOGNITION

Our revenue is derived from the licensing of software products, consulting and maintenance and support. Primarily, we recognize revenue pursuant to the requirements of AICPA Statement of Position 97-2, "Software Revenue Recognition", and any applicable amendments or modifications, when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is probable.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable. As of December 31, 2007 and 2006 the Company has no reserve for doubtful accounts.

ADVERTISING

The Company expenses advertising costs as incurred. There were no Advertising costs for the period ended February 28, 2007.

INCOME TAXES

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards ("FASB") No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the periods ended February 28, 2007 and May 31, 2006, as a result of net operating losses incurred during the periods. As of December 31, 2007, the Company has available approximately $16,260,000 of net operating losses ("NOL") available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in various years through 2026. At February 28, 2007 and May 31, 2006, the Company has a deferred tax asset of approximately $6,476,000 and $6,456,000, relating to the Company's net operating losses., respectively. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The Company's ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

The provision for income taxes using the federal and state tax rates as compared to the Company's effective tax rate is summarized as follows:

                                                  February 28,      May 31,
                                                     2007            2006
                                                  ------------   ------------
Statutory Federal Tax (Benefit) Rate                   -34%           -34%
Statutory State Tax (Benefit) Rate                      -6%            -6%
                                                  ------------   ------------
Effective Tax (Benefit) Rate                           -40%           -40%

Valuation Allowance                                     40%            40%
                                                  ------------   ------------
Effective Income Tax                                     0%             0%
                                                  ============   ============

Significant components of the Company's deferred tax assets at February 28, 2007 and May 31, 2006 are as follows:

                                                  February 28,      May 31,
                                                     2007            2006
                                                  ------------   ------------

Net Operating Loss Carryforward                   $  6,476,112   $  6,456,167
Valuation Allowance                                 (6,476,112)    (6,456,167)
                                                  ------------   ------------
Net Deferred Tax Asset                            $         --   $         --
                                                  ============   ============

RESEARCH AND DEVELOPMENT COSTS

Expenditures for research and development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred no research and development costs for the period ended February 28, 2007.

RECLASSIFICATIONS

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current period's presentation. These reclassifications have no effect on the previously reported income (loss).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 141(R) no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities , which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. We are currently assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) . SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders' equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have an effect on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements . SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 in the first quarter of fiscal 2009. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes , by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements.

NOTE 4 - PROPERTY AND EQUIPMENT


Property and equipment consists of the following:


                                           February 28, 2007     May 31, 2006
-----------------------------------        -----------------   -----------------
Computer Equipment                           $     22,571        $    20,780
Less: Accumulated Depreciation                    (18,348)           (14,137)
-----------------------------------        -----------------   -----------------
Net Property & Equipment                     $      4,224        $     6,643
                                           =================   =================
NOTE 5 -GOODWILL

Goodwill represents the purchase price allocation for the acquisition of Computer Information Enterprises, Inc. (CIE) on February 16, 2004. Any change in the fair value of the net asset of the acquired company will change the amount of the purchase price allocable to goodwill.

NOTE 6 - SHAREHOLDER NOTE PAYABLE

At May 31, 2004, the Company had three demand notes payable totaling $205,000 to two officers of the Company. The notes had an interest rate of 6% per annum. The due dates on two of these notes were extended to October 31, 2005. In consideration of the due date extension, the Company issued 12,000,000 shares of its $0.01 par value common stock, with a market value of $1,200, to the officer.

As of May 31, 2006, the Company had one 6% interest bearing shareholder demand note totaling $102,000.

During the nine months ended February 28, 2007 the Company paid down its note payable by $82,000 to $20,000.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At February 28, 2007 and May 31, 2006, accounts payable and accrued expenses are comprised of the following:

                                                    February 28,      May 31,
                                                        2007           2006
                                                    ------------   ------------
Accounts Payable                                    $     14,093   $     12,066
Accrued Officer Salaries                                 382,253        283,000
Accrued Royalty Expense                                    6,509          8,540
Accrued Interest                                          26,349         23,575
Other Accrued Expenses                                        --         95,024
                                                    ------------   ------------
Total Accounts Payable and Accrued Expenses         $    429,204   $    422,205
                                                    ============   ============

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)

The authorized capital stock of the Company consists of 100,000,000 shares of common stock at a par value of $0.01. At February 28, 2007 there were 33,785,838 shares issued and outstanding and at May 31, 2006 there were 24,674,388 shares issued and outstanding. All common stock shares are presented to reflect a 5 to 1 reverse stock split approved by the Board of Directors on March 1, 2005.

During the nine months ended February 28, 2007, the company issued 9,000,000 shares to Officers of the company for services totaling $900 and 111,500 shares to unaffiliated individuals for services totaling $11.

NOTE 9 - COMMITMENTS & CONTINGENCIES

LEASE AGREEMENT

The Company has a one year lease on office space expiring on February 28, 2008 for a maximum of $40,308 annually.

LITIGATION

Neither our company nor any of our property is a party to, or the subject of, any pending legal proceedings other than ordinary, routine litigation incidental to our business.

NOTE 10 - SUBSEQUENT EVENTS

     EQUITY

For the fiscal year ended May 31, 2007 a total of Nine Million One Hundred and Fourteen Thousand (9,114,000) shares of stock were issued. Eight Million (8,000,000) shares to Steven Flagg, One Million (1,000,000) shares to Kevin Yanoscik and One Hundred Eleven Thousand Five Hundred (111,500) shares to third parties, all for services. Two Thousand Five Hundred (2,500) shares were issued to a shareholder because of lost shares.

For the fiscal year ended May 31, 2008, a total of Nine Million Five Hundred Thousand shares were issued. Steven Flagg received Eight Million (8,000,000) shares and Kevin Yanoscik received One Million Five Hundred Thousand (1,500,000) shares.

     CONTRACTS

An Executive Employment Agreement for Craig Chandler, a key employee, was amended and extended for an additional year effective February 28, 2007.

An Amended and Restated Management Consulting Agreement was executed by Steven
A. Flagg on December 31, 2006.

     MAJOR SALES/OTHER

There were no sales concentrated to one particular customer that accounted for greater than 5.5% of the company's total software sales during the fiscal year.


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

                                    OVERVIEW

The financial results reflected are for the third quarter ended February 28, 2007. This financial statement should be read in conjunction with the Company's Form 10-K as of May 31, 2006

CURRENT OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

Revenue. Year to date revenues for the nine months ended February 28, 2007 declined 10% from the comparable period ended February 28, 2006. Software sales for the nine month period ended 2007 totaled $233,483 compared to $327,083 at February, 2006. Consulting revenues, comprised of both third-party consulting services and charges for customization work of its core ImageLink product declined from $41,132 at February, 2006 to $23,971 at February, 2007. Maintenance revenues for the comparable periods increased over 50%, from $120,279 at February, 2006 to $180,507 at February of 2007, representing the continued renewal of maintenance support for its core product sales.

For the three month period ended February 28, 2007 revenues were $168,492 compared to $120,679, an increase of $47,813, or nearly 39%, with the predominance of this increase reflected in software sales which increased from $69,799 in the quarter ended February, 2006 to $103,721 at February, 2007.

Contributing to the overall decline in software sales was a change in accounting policy with the adoption of SOP 97-2, as amended by SOP 98-4 and. SOP 98-9. In prior fiscal periods IMAGELINK sales and installations were contractually fulfilled within several days upon receipt of payment. With the introduction of more complex peripheral products such as Batch Processing, Bar Code and Work Flow, installation time has increased from less than a week to upwards of two months. If not for the incorporation of SOP 97-2, as amended by SOP 98-4 and SOP 98-9 in fiscal year 2006, software sales would have been $99,769 higher for the nine month period ended February 28, 2007.

Operating Expenses. Operating expenses totaling $495,958 and $507,400 respectively, for the nine months year-to-date February 28, 2007 and 2006 reflect a moderate decline per full-time employee (FTE) as the company continues to focus on cost containment.

Liquidity. The Company's cash balance is $113,499 at February 28, 2007 compared to $87,312 for the comparable period ended February 28, 2006. The company for the nine month period ended February, 2007 relied on internally-generated funds to support its operating activities with the repayment of shareholder notes of $82,000 in the current period being the largest contributor to the decline in cash at the quarter ending February 28, 2007 compared to the prior fiscal quarter.


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

                                             PurchaseSoft, Inc.
                                             (Issuer)

Date: May 23, 2008                           /s/ Steven A. Flagg
                                             -----------------------------------

                                             Steven A. Flagg
                                             President and CEO

Date: May 23, 2008                           /s/ Kevin A. Yanoscik
                                             -----------------------------------

                                             Kevin A. Yanoscik
                                             Secretary, Treasurer and  CFO

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on May 23, 2008.

SIGNATURE                                                     TITLE
-----------------------------------     ----------------------------------------

/s/ Steven A. Flagg                                          Director
---------------------------
Steven A. Flagg

/s/ Kevin A. Yanoscik                                        Director
---------------------------
Kevin A. Yanoscik